Form 10QSB
period 1999-12-31
MOBILE PET SYSTEMS INC
filed 2000-02-14
CIK 1097181

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 1999

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 1097181

                                  -------------

                           MOBILE P.E.T. SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                              11-2787966
      (State or other jurisdiction                 (I.R.S. Employer
            of organization)                      Identification No.)

                         2240 SHELTER ISLAND DRIVE #205
                               SAN DIEGO, CA 92106
                    (Address of principal executive offices)

                                 (619) 226-6738
                (Issuer's telephone number, including area code)

                                 NOT APPLICABLE
      (Former name, address and fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        YES / /                    NO /X/

         As of December 31, 1999, 13,359,658 shares of the registrant's common stock were outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements  (unaudited)

         The following financial statements are furnished:

         Consolidated Balance sheet as of December 31, 1999

         Consolidated Statements of Operations for the three months and six months ended December 31, 1999

         Consolidated Statement of Cash Flows for the three months and six months ended December 31, 1999

         Consolidated Statement of Shareholders' Equity (Deficit) as of December 31, 1999

         Notes to Unaudited Consolidated Financial Statements

                  MOBILE P.E.T. SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


                                                                                 December 31, 1999
                                                                                 -----------------
                                   ASSETS
CURRENT ASSETS
     Cash                                                                          $   338,094
     Due from London Radiosurgical Center, Ltd.                                        212,018
     Accounts receivable                                                               246,225
     Prepaid expenses                                                                   93,250
     Deposits and other assets                                                         788,013
                                                                                   -----------

         Total current assets                                                        1,677,600

PROPERTY AND EQUIPMENT, NET                                                             80,936

OTHER ASSETS
     Subordinated equity participation                                                 200,000
     Restricted cash                                                                   105,226
                                                                                   -----------

         Total assets                                                              $ 2,063,762
                                                                                   ===========



                    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                              $   225,330
     Income taxes payable                                                                  800
     Accrued liabilities                                                               171,651
     Notes payable                                                                     106,834
                                                                                   -----------

         Total current liabilities                                                     504,615

OTHER LIABILITIES
     Deferred revenues                                                                  72,505
                                                                                   -----------

         Total liabilities                                                             577,120

SHAREHOLDERS' EQUITY
     Common stock $0.0001 par value; 20,000,000 shares authorized,
         13,359,658 shares issued and outstanding December 31, 1999                      1,336
     Additional paid in capital                                                      4,742,947
     Accumulated deficit                                                            (3,257,641)
                                                                                   -----------

         Total shareholders' equity                                                  1,486,642
                                                                                   -----------

         Total liabilities and shareholders' equity                                $ 2,063,762
                                                                                   ===========



            See notes to unaudited consolidated financial statements.

                  MOBILE P.E.T. SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                  Three Months Ended      Six Months Ended
                                                                  December 31, 1999       December 31, 1999
                                                                  ------------------      -----------------
Revenues                                                              $   216,925         $   296,920
Cost of service revenues                                                   69,828             126,877
                                                                  ------------------      -----------------
     Gross profit                                                         147,097             170,043

Expenses
     General and administrative                                           873,469           1,585,250
                                                                  ------------------      -----------------
                                                                          873,469           1,585,250
                                                                  ------------------      -----------------
         Loss from operations                                            (726,372)         (1,455,207)

Other income (expenses)
     Interest income                                                        2,663               9,329
     Interest expense                                                     (11,760)            (26,299)
                                                                  ------------------      -----------------
         Total other income (expense)                                      (9,097)            (16,970)
                                                                  ------------------      -----------------


     Loss before provision for income taxes                              (735,469)         (1,432,177)
     Provision for income taxes                                               800               1,600
                                                                  ------------------      -----------------
         Net loss                                                     $  (736,269)        $(1,433,777)
                                                                  ==================      =================

Basis loss per share                                                  $     (0.06)        $     (0.11)
Diluted loss per share                                                $     (0.06)        $     (0.11)



            See notes to unaudited consolidated financial statements.

                  MOBILE P.E.T. SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                           Three Months Ended          Six Months Ended
                                                                           December 31, 1999           December 31, 1999
                                                                           ------------------          -----------------
Cash flows from operating activities
      Net loss                                                                  $(736,269)                 $(1,433,777)
      Adjustments to reconcile net loss to net cash used in
         operating activities
         Depreciation                                                              57,470                       95,516
         (Increase) decrease in restricted cash                                    (1,186)                     147,146
      Increase in note from London Radiosurgical
                  Center, Ltd.                                                         --                     (182,047)
         Increase in accounts receivables                                        (108,110)                    (246,225)
         Increase in prepaid expenses                                             (71,698)                     (75,259)
         Increase in deposits and other assets                                   (201,811)                    (236,721)
         Increase in accounts payable                                             170,515                      143,462
         Increase in accrued interest                                               6,172                       14,672
         Increase in accrued liabilities                                           55,776                       68,228
         Increase in deferred revenue                                              72,505                       72,505
                                                                           ------------------          -----------------
                  Net cash used in operating activities                          (756,636)                  (1,632,500)
Cash Flows from investing activities
      Purchase of fixed assets                                                    (96,583)                  (1,032,020)
      Proceeds from sale of fixed assets                                        1,551,890                    1,551,890
                                                                           ------------------          -----------------
         Net cash used in investing activities                                  1,455,307                      519,870
Cash flows from financing activities
      Proceeds from loan                                                          106,834                      106,834
      Payments on loan                                                           (637,500)                    (637,500)
      Common stock issued                                                              --                      197,000
                                                                           ------------------          -----------------
         Net cash provided by financing activities                               (530,666)                    (333,666)
                                                                           ------------------          -----------------
         Net increase in cash                                                     168,005                   (1,446,296)
      Cash - beginning of period                                                  170,089                    1,784,390
                                                                           ------------------          -----------------
      Cash - end of period                                                      $ 338,094                  $   338,094
                                                                           ==================          =================
Supplement Disclosures
      Interest paid                                                             $  11,760                  $    26,299
      Income taxes paid                                                         $     800                  $     1,600



            See notes to unaudited consolidated financial statements

                  MOBILE P.E.T. SYSTEMS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                                   (UNAUDITED)


                                                                                    Additional                             Total
                                                                                     Paid In        Accumulated       Shareholders'
                                                     Shares            Amount        Capital          Deficit            Equity
                                                   ----------          ------       ----------      -----------       ------------
Balance - June 30, 1999                            12,844,658          $1,285      $4,545,998       $(1,823,864)        $2,723,419

Common stock issued in private placement,
         net of offering                              515,000              51         196,949                              197,000

Net loss - July 1, 1999 to September 30, 1999                                                          (697,508)          (697,508)
                                                   ----------          ------      ----------       -----------         ----------

      Balance - September 30, 1999                 13,359,658           1,336       4,742,947        (2,521,372)         2,222,911
                                                   ----------          ------      ----------       -----------         ----------

Net loss - October 1, 1999 to December 31, 1999                                                        (736,269)          (736,269)
                                                   ----------          ------      ----------       -----------         ----------

      Balance - December 31, 1999                  13,359,658          $1,336      $4,742,947       $(3,257,641)        $1,486,642
                                                   ==========          ======      ==========       ===========         ==========



            See notes to unaudited consolidated financial statements.

                           MOBILE P.E.T. SYSTEMS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION

         The consolidated financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC" or "Commission"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The accompanying financial statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Such adjustments are of a normal recurring nature.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

         The consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the registrant's amended Form-10SB for the year ended June 30, 1999. The results for the three months ended December 31, 1999 and the six months ended December 31, 1999 are not necessarily indicative of the results that may be expected for the year ended June 30, 2000.

2.       CERTAIN TRANSACTIONS

         In July 1999, the Company purchased a second mobile PET system for cash in the amount of $919,390 and a note in the amount of $637,500. In December 1999, the Company completed a sale/leaseback transaction on the mobile PET system. In the sale/leaseback transaction, the Company received cash of $899,525; repaid the note; and entered into a five-year lease for the equipment.

3.       STOCKHOLDERS' EQUITY

         In July 1999, the Company issued 515,000 shares of common stock, completing a private placement. The Company received cash in the amount of $1,572,000, net of offering costs prior to July 1, 1999, and an additional $300,000 in July 1999 for a total of $1,872,000. In connection with the placement, the Company issued to the investors 51,500 warrants to purchase shares of common stock at an exercise price of $4.00 per share. The warrants expire on June 30, 2002.

         During the period July 1, 1999 to October 8, 1999, the Company issued options to purchase 609,000 shares of common stock at an exercise price of the average price per share of the Company's common stock during the calendar year 1999 which was between $1.00 to $4.00 per share. These stock options expire between June 30, 2002 and 2005 and vest over periods ranging from zero to four years.

4.       RELATED PARTIES

         DUE FROM LONDON RADIOSURGICAL CENTRE LTD ("LRC")

         During the period July 1, 1999 to December 31, 1999, the Company advanced without interest, $182,047 to LRC for working capital during LRC's start up period. At December 31, 1999, the balance due from LRC was $212,018.

5.       COMMITMENTS

         In December 1999, the Company guaranteed a 6 year lease of Mobile P.E.T. Leasing Ltd. (a newly formed wholly-owned subsidiary of the Company) with IGE Medical Systems for 1.1 Million Pounds for a GE Advance PET System.

6.       SUBSEQUENT EVENTS

         In January 2000, the Company conducted a private placement to accredited investors of 550,000 shares of common stock at $1.75 per share, the proceeds from which was $962,458.

         In January 2000, the Company entered into a letter of intent to convert working capital advances into 100% of the capital stock of a newly formed corporation to be named London P.E.T. Centre Ltd., in exchange for the advances and the commitment described in footnote 5.

         Pursuant to an action by written consent of the majority of the shareholders of the Company, effective January 28, 2000, the Company amended and restated its Certificate of Incorporation to increase the number of authorized shares from 20,000,000 shares to 100,000,000 shares, of which 90,000,000 shares are designated as common stock and 10,000,000 shares are designated as preferred stock. The shares of preferred stock may be issued by the Company's board of directors in such series and with such rights, privileges and preferences as they may determine.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         For the period from our inception through September 30, 1999, we had minimal revenues and our operating activities related primarily to establishing the management and operating infrastructure to provide PET systems and services to hospitals and other health care providers on a mobile, shared user basis. During the six-month period ended December 31, 1999, we commenced accruing revenues from the first PET unit placed in operation in July of 1999. We placed a second unit into operation in December 1999.

         Since forming the Company, operating activities have been focused on establishing a national sales force, creating and executing a sales and marketing strategy directed to key potential hospital and health care providers; securing a $10 million lease financing package; establishing key equipment vendor relationships; promoting our service brand strategy; and building a management and operations infrastructure to effectively and efficiently manage future operating growth opportunities.

         Our PET services include the provision of high technology imaging systems, technologists to operate the imaging systems, the management of day-to-day operations and educational and marketing support. Our services enable leading as well as small to mid-size hospitals to gain access to advanced diagnostic imaging technology and related value-added services without making a substantial investment in equipment and personal.

         Our future revenues will principally be a function of the number of mobile units in service, scan volumes and fees per scan. We generate substantially all of our revenues from exclusive five-year contracts with hospitals and health care providers. Our contracts offer tiered pricing which may include lower fees per scan on incremental scans, allowing hospitals and other health care customers to benefit from increased scan volumes and provide us with the opportunity to benefit from operating leverage that may be associated with increased scan volumes.

         The principal component of our operating costs include salaries paid to technologists and drivers, annual system maintenance costs, insurance and transportation costs.

         Since inception, we have incurred significant losses and, as of December 31, 1999, had incurred cumulative net losses of $2,430,805. We expect to experience operating losses and negative cash flow for the foreseeable future. We anticipate our losses will increase significantly from current levels as we expect to incur additional costs and expenses related to staffing, infrastructure development, marketing and sales activities and other capital expenditures. As a result, we will need to generate significant revenues to achieve and maintain profitability.

         We have a limited operating history on which to base an evaluation of our business and prospects. You must consider our prospects in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development. To address these risks, we must establish, maintain and expand our customer base, implement and successfully execute our business and marketing strategy, provide superior customer service, anticipate and respond to competitive developments and attract, retain and motivate qualified personnel. We cannot assure you that we will be successful in addressing these risks, and our failure to do so could have a negative impact on our business, operating results and financial condition.

RESULTS OF OPERATIONS

         FOR THE THREE MONTHS ENDED DECEMBER 31, 1999

         The net loss totaled $736,269 or $ .06 per share for the three months ended December 31, 1999.

         The revenues totaled $216,925 for the three months ended December 31, 1999. The majority of our service revenues were generated from our first unit placed into service in our first quarter of 1999. Our second unit was placed in operation in late December and accrued minimum revenues.

         The costs of service revenues represent salaries paid to technologists and drivers, annual system maintenance costs, insurance, transportation costs and the lease payment on our mobile PET system. In the three months ended December 31, 1999, cost of service revenues totaled $69,828 or 32.2% of revenues. In the three months ended December 31, 1999, we hired additional technologists and drivers in anticipation of future mobile PET route growth.

         General and administrative expenses for the three months ended December 31, 1999 totaled $873,469.

         FOR THE SIX MONTHS ENDED DECEMBER 31, 1999

         The net loss totaled $1,433,777 or $ .11 per share for the six months ended December 31, 1999.

         Our service revenues totaled $296,920 for the six months ended December 31, 1999. The majority of our service revenues were generated in the six month period reflecting the initial operation of two mobile PET systems.

         The costs of service revenues represent salaries paid to technologists and drivers, annual system maintenance costs, insurance, transportation costs and the lease payment on our mobile PET system. Cost of service revenues for the six months ended December 31, 1999 was $126,877 or 42.7% of total service revenues.

         General and administrative expenses for the six months ended December 31, 1999 totaled $1,585,250. In the six month period ended December 31, 1999, we incurred increased general and administrative expenses due primarily to the growth in staff and related expenses incurred in building our infrastructure, and increase advertising and marketing costs related to the introduction of our mobile PET services.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1999, our total assets were $2,063,762, compared to $2,894,837 at June 30, 1999. Current assets at December 31, 1999 totaled $1,677,600 and current liabilities were $504,615. Stockholders' equity at December 31, 1999 decreased to $1,486,642 from $2,723,419 at June 30, 1999, due primarily to the net loss of $1,433,777 incurred in the six month period ended December 31, 1999. We issued common stock in the six month period ended December 31, 1999 that totaled $197,000.

         In July 1999, we purchased our second mobile PET system for cash in the amount of $919,390 and a note in the amount of $637,500. In December 1999, we completed a sale/leaseback transaction on the mobile PET system. In the sale/leaseback transaction, the Company received cash of $899,525; repaid the note; and entered into a five-year lease for the equipment.

         We have experienced a substantial increase in our capital expenditures since our inception, consistent with our growth in operations and staffing, and we anticipate that this will continue for the foreseeable future. Additionally, we continue to evaluate possible expenditures and investments in businesses, geographic service expansion and service offerings. We cannot be certain that the underlying assumed levels of revenues and expenses will prove to be accurate.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibit 27.

            Financial Data Schedule

        (b) Reports on Form 8-K

            None

                                    SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 MOBILE P.E.T. SYSTEMS, INC.


Date: February 14, 2000          By: /s/ Thomas G. Brown
                                    --------------------------------------------
                                    Thomas G. Brown, Chief Financial Officer