Form 10QSB/A
period 1999-12-31
MOBILE PET SYSTEMS INC
filed 2000-03-16
CIK 1097181

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         AMENDMENT NO. 1 TO FORM 10-QSB
(Mark One)

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

         Consolidated Statement of Cash Flows for the three months and six months ended December 31, 1999

         Consolidated Statement of Shareholders' Equity (Deficit) as of December 31, 1999

         Notes to Unaudited Consolidated Financial Statements

                  MOBILE P.E.T. SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


                                                                                 December 31, 1999
                                                                                 -----------------
                                   ASSETS
CURRENT ASSETS
     Cash                                                                          $   338,094
     Due from London Radiosurgical Center, Ltd.                                        256,024
     Accounts receivable                                                               246,225
     Prepaid expenses                                                                   97,750
     Deposits and other assets                                                         487,931
                                                                                   -----------

         Total current assets                                                        1,426,024

PROPERTY AND EQUIPMENT, NET                                                            292,526

OTHER ASSETS
     Subordinated equity participation                                                 200,000
     Restricted cash                                                                   105,226
                                                                                   -----------

         Total assets                                                              $ 2,023,776
                                                                                   ===========



                    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                              $   225,330
     Income taxes payable                                                                  800
     Accrued liabilities                                                               171,651
     Notes payable                                                                     106,834
                                                                                   -----------

         Total current liabilities                                                     504,615

OTHER LIABILITIES
     Deferred revenues                                                                  72,505
                                                                                   -----------

         Total liabilities                                                             577,120

SHAREHOLDERS' EQUITY
     Common stock $0.0001 par value; 20,000,000 shares authorized,
         13,359,658 shares issued and outstanding December 31, 1999                      1,336
     Additional paid in capital                                                      4,742,947
     Accumulated deficit                                                            (3,294,177)
     Foreign currency translation adjustment                                            (3,450)
                                                                                   -----------

         Total shareholders' equity                                                  1,446,656
                                                                                   -----------

         Total liabilities and shareholders' equity                                $ 2,023,776
                                                                                   ===========



            See notes to unaudited consolidated financial statements.

                  MOBILE P.E.T. SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                  Three Months Ended      Six Months Ended
                                                                  December 31, 1999       December 31, 1999
                                                                  ------------------      -----------------
Revenues                                                              $   216,925         $   296,920
Cost of service revenues                                                   69,828             126,877
                                                                  ------------------      -----------------
     Gross profit                                                         147,097             170,043

Expenses
     General and administrative                                           910,005           1,621,786
                                                                  ------------------      -----------------
                                                                          910,005           1,621,786
                                                                  ------------------      -----------------
         Loss from operations                                            (762,908)         (1,451,743)

Other income (expenses)
     Interest income                                                        2,663               9,329
     Interest expense                                                     (11,760)            (26,299)
                                                                  ------------------      -----------------
         Total other income (expense)                                      (9,097)            (16,970)
                                                                  ------------------      -----------------


     Loss before provision for income taxes                              (772,805)         (1,468,713)
     Provision for income taxes                                               800               1,600
                                                                  ------------------      -----------------
         Net loss                                                     $  (772,805)        $(1,470,313)
                                                                  ==================      =================

Basis loss per share                                                  $     (0.06)        $     (0.11)
Diluted loss per share                                                $     (0.06)        $     (0.11)



            See notes to unaudited consolidated financial statements.

                  MOBILE P.E.T. SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                           Three Months Ended          Six Months Ended
                                                                           December 31, 1999           December 31, 1999
                                                                           ------------------          -----------------
Cash flows from operating activities
      Net loss                                                                  $(772,805)                 $(1,470,313)
      Adjustments to reconcile net loss to net cash used in
         operating activities
         Depreciation                                                              57,470                       95,516
         (Increase) decrease in restricted cash                                    (1,186)                     147,146
         Increase in note from London Radiosurgical Center, Ltd.                  (44,006)                    (226,053)
         Increase in accounts receivables                                        (108,110)                    (246,225)
         Increase in prepaid expenses                                             (76,198)                     (79,759)
         Increase in deposits and other assets                                     98,910                       64,000
         Increase in accounts payable                                             170,515                      143,462
         Increase in accrued interest                                               6,172                       14,672
         Increase in accrued liabilities                                           55,776                       68,228
         Increase in deferred revenue                                              72,505                       72,505
                                                                           ------------------          -----------------
                  Net cash used in operating activities                          (540,957)                  (1,416,821)
Cash Flows from investing activities
      Purchase of fixed assets                                                   (312,266)                  (1,247,703)
      Proceeds from sale of fixed assets                                        1,551,890                    1,551,890
                                                                           ------------------          -----------------
         Net cash used in investing activities                                  1,239,624                      304,187
Cash flows from financing activities
      Proceeds from loan                                                          106,834                      106,834
      Payments on loan                                                           (637,500)                    (637,500)
      Common stock issued                                                              --                      197,000
                                                                           ------------------          -----------------
         Net cash provided by financing activities                               (530,666)                    (333,666)
                                                                           ------------------          -----------------
      Effect of exchange rate changes on cash                                           4                            4
         Net increase (decrease) in cash                                          168,005                   (1,446,296)
      Cash - beginning of period                                                  170,089                    1,784,390
                                                                           ------------------          -----------------
      Cash - end of period                                                      $ 338,094                  $   338,094
                                                                           ==================          =================
Supplement Disclosures
      Interest paid                                                             $  11,760                  $    26,299
      Income taxes paid                                                         $     800                  $     1,600



            See notes to unaudited consolidated financial statements

                  MOBILE P.E.T. SYSTEMS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                                   (UNAUDITED)


                                                                                                     Foreign
                                                                        Additional                  Currency         Total
                                                                         Paid In     Accumulated   Translation    Shareholders'
                                                   Shares      Amount    Capital       Deficit      Adjustment       Equity
                                                 ----------    ------   ----------   -----------   -----------    ------------
Balance - June 30, 1999                          12,844,658    $1,285  $4,545,998    $(1,823,864)   $   --          $2,723,419

Common stock issued in private placement,
         net of offering                            515,000        51     196,949                       --             197,000

Net loss - July 1, 1999 to September 30, 1999                                           (697,508)       --            (697,508)
                                                 ----------    ------  ----------    -----------   -----------      ----------

      Balance - September 30, 1999               13,359,658     1,336   4,742,947     (2,521,372)       --           2,222,911
                                                 ----------    ------  ----------    -----------   -----------      ----------

Net loss - October 1, 1999 to December 31, 1999                                         (772,805)       --            (772,805)
Foreign currency translation adjustment                                                              (3,450)            (3,450)
                                                 ----------    ------  ----------    -----------   -----------      ----------

      Balance - December 31, 1999                13,359,658    $1,336  $4,742,947    $(3,294,177)   $(3,450)        $1,446,656
                                                 ==========    ======  ==========    ===========   ===========      ==========



            See notes to unaudited consolidated financial statements.

                           MOBILE P.E.T. SYSTEMS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.       THE COMPANY

         Mobile PET Systems, Inc. was incorporated in the State of Nevada on December 1, 1998. On December 22, 1998, the Company's shareholders exchanged all of their shares of common stock for shares of common stock in Colony International Incorporated, prior to that named American Coin and Stamp Ventures Inc., incorporated in the State of Delaware on August 21, 1985 and its wholly-owned subsidiary Colony International Incorporated, incorporated in the State of Nevada on April 25, 1995. Mobile PET Systems, Inc. was merged into Colony International Incorporated on December 22, 1998 and Colony International Incorporated changed its name to Mobile PET Systems, Inc. (the "Company"), the surviving corporation. On December 10, 1999, The London PET Centre Ltd. and Mobile PET Leasing Ltd. were incorporated as wholly owned foreign subsidiaries of the Company.

2.       BASIS OF PRESENTATION

         The consolidated financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC" or "Commission"). The consolidated financial statements include the accounts of the Company and its subsidiaries as mentioned in note 1. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The accompanying financial statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Such adjustments are of a normal recurring nature.

         Assets and liabilities of foreign subsidiaries are translated at current exchange rates with the related translation adjustments reported as a separate component of stockholders' equity. Income statement accounts are translated at the average exchange rate during the period. Non-monetary assets and liabilities are translated at historical exchange rates.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

         The consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the registrant's amended Form-10B for the year ended June 30, 1999. The results for the three months ended December 31, 1999 and the six months ended December 31, 1999 are not necessarily indicative of the results that may be expected for the year ended June 30, 2000.

3.       CERTAIN TRANSACTIONS

         In July 1999, the Company purchased a second mobile PET system for $1,556,890 with cash in the amount of $919,390 and a note in the amount of $637,500. In December 1999, the Company completed a sale/leaseback transaction on the mobile PET system for $1,537,025 with a leasing company. In the sale/leaseback transaction, the Company received cash of $899,525; repaid the note; and entered into a five-year lease for the equipment.

         On December 10, 1999, the Company converted working capital advances into 100% of the capital stock of a newly formed limited company named The London PET Centre, Ltd. Also on December 10, 1999, the Company formed Mobile PET Leasing Ltd., a 100% owned subsidiary of the Company. Foreign currency translation adjustments of $(3,450) attributable to these activities have been reported as a separate component of shareholders' equity.

4.       NOTES PAYABLE

         The Company entered into an oral agreement for a bridge loan in the amount of $50,000 from Northwest Capital Partners, LLC, related through a common shareholder and board membership. The loan is non-interest bearing and is payable not later than six months from the date of the agreement, December 20, 1999. The Company entered into an insurance premium finance agreement with AFCO Acceptance Corp. in the amount of $56,834, bearing interest of 9.002%, payable in 8 monthly installments commencing February 9, 2000.

5.       SHAREHOLDERS' EQUITY

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

6.       RELATED PARTIES

         DUE FROM LONDON RADIOSURGICAL CENTRE LTD ("LRC")

         During the period July 1, 1999 to December 31, 1999, the Company advanced without interest, $226,053 to LRC. At December 31, 1999, the balance due from LRC was $256,024.

         SUBORDINATED EQUITY PARTICIPATION

         The Company carries an 8% interest in a subordinated equity participation in London Radiosurgical Centre Ltd. (LRC), a foreign corporation with a common shareholder, officer and director. The subordinated equity participation is recorded at cost in the amount of $200,000. The agreement provides first for a distribution of cash to investors, if any, up to the amount of their investments, after which distribution of 60% of net income. According to the terms of the participation agreement, net income for distribution is equal to net income less equipment financing payments, operating expenses, reserve capital and taxes.

7.       COMMITMENTS

         In December 1999, the Company guaranteed a 6 year lease of Mobile P.E.T. Leasing Ltd. (a newly formed wholly-owned subsidiary of the Company) with IGE Medical Systems for 1.1 Million Pounds($1.7 million) for a GE Advance PET System.

8.       SUBSEQUENT EVENTS

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

         In March 2000, the Company completed a private placement of 60 shares of Series A Convertible Preferred Stock to York, LLC, raising proceeds of $3,000,000. Concurrently with this private placement, the Company filed a Certificate of Designation to its Certificate of Incorporation setting forth the rights, privileges, preferences and other terms of the Series A Convertible Preferred Stock.

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

         Since inception, we have incurred significant losses and, as of December 31, 1999, had incurred cumulative net losses of $3,294,177. We expect to experience operating losses and negative cash flow for the foreseeable future. We anticipate our losses will increase significantly from current levels as we expect to incur additional costs and expenses related to staffing, infrastructure development, marketing and sales activities and other capital expenditures. As a result, we will need to generate significant revenues to achieve and maintain profitability.

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

RESULTS OF OPERATIONS

         FOR THE THREE MONTHS ENDED DECEMBER 31, 1999

         The net loss totaled $772,805 or $ .06 per share for the three months ended December 31, 1999.

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

         General and administrative expenses for the three months ended December 31, 1999 totaled $910,005.

         FOR THE SIX MONTHS ENDED DECEMBER 31, 1999

         The net loss totaled $1,470,313 or $ .11 per share for the six months ended December 31, 1999.

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

         General and administrative expenses for the six months ended December 31, 1999 totaled $1,621,786. In the six month period ended December 31, 1999, we incurred increased general and administrative expenses due primarily to the growth in staff and related expenses incurred in building our infrastructure, and increase advertising and marketing costs related to the introduction of our mobile PET services.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1999, our total assets were $2,023,776, compared to $2,894,837 at June 30, 1999. Current assets at December 31, 1999 totaled $1,426,024 and current liabilities were $504,615. Stockholders' equity at December 31, 1999 decreased to $1,446,656 from $2,723,419 at June 30, 1999, due primarily to the net loss of $1,470,313 incurred in the six month period ended December 31, 1999. We issued common stock in the six month period ended December 31, 1999 that totaled $197,000.

         In July 1999, we purchased our second mobile PET system for $1,556,890 with cash of $919,390 and the issuance of a note in the amount of $637,500. In December 1999, we completed a sale/leaseback transaction on this mobile PET system for $1,537,025 with a leasing company. In the sale/leaseback transaction, the Company received cash of $899,525; repaid the note; and entered into a five-year lease for the equipment. At the date of the sale/leaseback transaction, the net book value was $1,459,520.

         Net cash used by financing activities for the six months ended December 31, 1999 was $333,666, resulting principally from the repayment of the $637,500 note mentioned above, the issuance of common stock for cash in the amount of $197,000 and the proceeds from a $50,000 bridge loan and a $56,834 insurance premium finance agreement.

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibit 10

            Sale/Leaseback Contracts
            Securities Purchase Agreement

            Exhibit 27.

            Financial Data Schedule

        (b) Reports on Form 8-K

            None

                                    SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 MOBILE P.E.T. SYSTEMS, INC.


Date: March 16, 2000              By: /s/ Thomas G. Brown
                                    --------------------------------------------
                                    Thomas G. Brown, Chief Financial Officer