Form 10QSB/A
period 1999-12-31
MOBILE PET SYSTEMS INC
filed 2000-04-06
CIK 1097181

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         AMENDMENT NO. 2 TO FORM 10-QSB
(Mark One)

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

         In March 2000, the Company completed a private placement of 60 shares of Series A Convertible Preferred Stock and 120,000 warrants to purchase common stock exercisable at $5 per share to York, LLC, raising proceeds of $3,000,000. Concurrently with this private placement, the Company filed a Certificate of Designation to its Certificate of Incorporation setting forth the rights, privileges, preferences and other terms of the Series A Convertible Preferred Stock. York, LLC was granted one demand registration right with respect to the common stock underlying the Series A Convertible Preferred Stock and the warrants.

         Each share of Series A Convertible Preferred Stock may be converted into that number of shares of common stock equal to $50,000 divided by the lesser of (i) $5, or (ii) 75% of the average closing bid price for our common stock on the five days before the conversion date. Shares of Series A Convertible Preferred Stock outstanding on March 1, 2003 will automatically be converted into common stock based on the foregoing formula. The conversion ratio is subject to adjustment in the event of certain reorganizations of our company or based on certain issuances of common stock and options to purchase common stock by our company.

         In March 2000, the Company completed a private placement of 1,000,000 shares of common stock and 200,000 warrants exercisable at $1.75 per share to purchase common stock to accredited investors, raising proceeds of $1,750,000. The investors in this private placement were granted registration rights with respect to the common stock purchased and the common stock underlying the warrants, on any SB-2, S-1 or S-3 registration statement filed by the Company, subject to any limitations imposed by underwriters. These registration rights were granted pursuant to the term sheet for the private placement, and the Company does not anticipate entering into a formal registration rights agreement with respect to these registration rights. The holders of these registration rights have agreed that their common stock and warrants will not be registered in the SB-2 registration statement to be filed in connection with the Series A Convertible Preferred Stock financing which we completed in March 2000.

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibit 10

            Sale/Leaseback Contracts*
            Securities Purchase Agreement*

            Exhibit 27.

            Financial Data Schedule*

        (b) Reports on Form 8-K

            None

        * Previously filed.

                                    SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 MOBILE P.E.T. SYSTEMS, INC.


Date: April 5, 2000              By: /s/ Thomas G. Brown
                                    --------------------------------------------
                                    Thomas G. Brown, Chief Financial Officer