Form 10QSB
period 2000-03-31
MOBILE PET SYSTEMS INC
filed 2000-05-22
CIK 1097181

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 2000

                                        OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER: 1097181

                                    ---------

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

             YES /X/                                   NO / /

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 14,909,658

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

     The following financial statements are furnished:

     Consolidated Balance sheet as of March 31, 2000

     Consolidated Statements of Operations for the three months and nine months ended March 31, 2000

     Consolidated Statement of Cash Flows for the three months and nine months ended March 31, 2000

     Consolidated Statement of Shareholders' Equity (Deficit) as of March 31,
     2000

     Notes to Unaudited Consolidated Financial Statements

                       MOBILE P.E.T. SYSTEMS, INC. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS
                                 MARCH 31, 2000 AND 1999

                                                                                                      2000                 1999
                                                                                                  -----------          -----------
                                          ASSETS
CURRENT ASSETS
  Cash                                                                                            $ 2,854,795          $   311,303
  Accounts receivable, net of allowance for doubtful accounts
    of $54,400 and $0 at March 31, 2000 and 1999, respectively                                        386,725                    -
  Due from London Radiosurgical Centre, Ltd                                                           328,654               24,699
  Prepaid expenses                                                                                     84,420                1,992
  Deposits and other assets                                                                         1,354,274              395,000
                                                                                                  -----------          -----------
    Total current assets                                                                            5,008,868              732,994

PROPERTY AND EQUIPMENT, NET                                                                           925,200               31,631

OTHER ASSETS
  Accrued interest receivable                                                                          35,559                    -
  Subordinated equity participation                                                                   200,000              200,000
  Restricted cash                                                                                     217,860              250,051
                                                                                                  -----------          -----------
    Total assets                                                                                  $ 6,387,487          $ 1,214,676
                                                                                                  ===========          ===========

                           LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                                                $   314,901          $         -
  Income taxes payable                                                                                    800                    -
  Accrued liabilities                                                                                  34,298               52,331
  Loan payable                                                                                         50,000                    -
  Obligations under capital lease - current                                                            58,388                    -
                                                                                                  -----------          -----------
    Total current liabilities                                                                         458,387               52,331

NONCURRENT LIABILITIES

  Obligations under capital lease                                                                     493,921                    -
  Deferred revenue                                                                                     13,420                    -
                                                                                                  -----------          -----------
    Total liabilities                                                                                 965,728               52,331


SHAREHOLDERS' EQUITY
  Preferred stock; 10,000,000 shares authorized; 60 and 0 shares
    issued and outstanding at March 31, 2000 and 1999, repectively                                  3,000,000                    -
  Common stock; $0.0001 par value; 90,000,000 shares
    authorized; 14,909,658 and 12,144,658 shares issued
    and outstanding at March 31, 2000 and 1999, respectively                                            1,491                1,214
  Additional paid in capital                                                                        7,195,075            2,274,068
  Accumulated deficit                                                                              (4,777,163)          (1,112,937)
  Foreign currency translation adjustment                                                               2,356                    -
                                                                                                  -----------          -----------
    Total shareholders' equity                                                                      5,421,759            1,162,345
                                                                                                  -----------          -----------

    Total liabilities and shareholders' equity                                                    $ 6,387,487          $ 1,214,676
                                                                                                  ===========          ===========

            See accompanying notes and accountants' review report

                   MOBILE P.E.T. SYSTEMS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE AND THE NINE MONTHS ENDED MARCH 31, 2000
                     AND THE THREE MONTHS ENDED MARCH 31, 1999
   AND THE PERIOD DECEMBER 1, 1998 (DATE OF RECOMMENCEMENT) TO MARCH 31, 1999

                                                              Three Months Ended                  Nine Months          December 1,
                                                        --------------------------------             Ended               1998 to
                                                         March 31,            March 31,            March 31,            March 31,
                                                           2000                 1999                 2000                  1999
                                                        -----------           ----------          -----------           ----------
                                                        -----------           ----------          -----------           ----------
SERVICE REVENUES                                        $   326,850           $        -          $   623,770           $        -
COST OF SERVICE REVENUES                                    351,765                    -              584,337                    -
                                                        -----------           ----------          -----------           ----------
    Gross profit                                            (24,915)                   -               39,433                    -


EXPENSES
  General and administrative                              1,553,108              250,926            2,995,821              285,352
                                                        -----------           ----------          -----------           ----------
      Total expenses                                      1,553,108              250,926            2,995,821              285,352
                                                        -----------           ----------          -----------           ----------

Loss from operations                                     (1,578,023)            (250,926)          (2,956,388)            (285,352)


OTHER INCOME (EXPENSE)
  Interest income                                            46,165                   51               55,493                   51
  Interest expense                                           (9,505)                   -              (50,804)                   -
                                                        -----------           ----------          -----------           ----------
    Total other income (expense)                             36,660                   51                4,689                   51
                                                        -----------           ----------          -----------           ----------
  Loss before provision for income taxes                 (1,541,363)            (250,875)          (2,951,699)            (285,301)

Provision for income taxes                                        -                  800                1,600                  800
                                                        -----------           ----------          -----------           ----------
  NET LOSS                                               (1,541,363)            (251,675)          (2,953,299)            (286,101)

Preferred stock dividend                                  1,205,647                    -            1,205,647                    -
                                                        -----------           ----------          -----------           ----------

  NET LOSS - AVAILABLE TO COMMON SHAREHOLDERS           $(2,747,010)          $ (251,675)         $(4,158,946)          $ (286,101)
                                                        ===========           ==========          ===========           ==========

Loss per share - basic                                  $     (0.20)          $    (0.02)         $     (0.31)          $    (0.03)
Loss per share - diluted                                $     (0.20)          $    (0.02)         $     (0.31)          $    (0.03)

            See accompanying notes and accountants' review report

                   MOBILE P.E.T. SYSTEMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE THREE AND THE NINE MONTHS ENDED MARCH 31, 2000
                    AND THE THREE MONTHS ENDED MARCH 31, 1999
   AND THE PERIOD DECEMBER 1, 1998 (DATE OF RECOMMENCEMENT) TO MARCH 31, 1999

                                                                     PREFERRED STOCK                          COMMON STOCK
                                                                 SHARES             AMOUNT           SHARES                AMOUNT
                                                                 ------           -----------      -----------            --------
Balance - December 1, 1998                                            -           $        -        10,328,395             $ 1,033

  Reverse stock split:  50 - 1                                                                     (10,121,636)             (1,012)
  Common stock issued                                                                                3,937,899                 393
                                                                 ------           -----------      -----------            --------
Balance immediately prior to acquisition                                                             4,144,658                 414

  Common stock issued in acquisition                                                                 7,000,000                 700
  Net loss - December 1, 1998 to December 31, 1998
                                                                 ------           -----------      -----------            --------
Balance - December 31, 1998                                                                         11,144,658               1,114

  Common stock issued through the
    exercise of stock options                                                                          900,000                  90
  Common stock issued as compensation                                                                  100,000                  10
  Common stock subscribed through the exercise of options
  Net loss - January 1, 1999 to March 31, 1999
                                                                 ------           -----------      -----------            --------
Balance - March 31, 1999                                              -                    -        12,144,658               1,214

  Common stock issued through the
    exercise of stock options                                                                          600,000                  60
  Common stock issued as compensation                                                                  100,000                  11
  Common stock subscribed, net of offering costs
  Net loss - April 1, 1999 to June 30, 1999
                                                                 ------           -----------      -----------            --------
Balance - June 30, 1999                                               -                    -        12,844,658               1,285

  Common stock issued from subscriptions
    paid, net of offering costs                                                                        515,000                  51
  Net loss - July 1, 1999 to December 31, 1999
  Foreign currency translation adjustment
                                                                 ------           -----------      -----------            --------
Balance - December 31, 1999                                           -                    -        13,359,658               1,336

  Common stock issued in private placement,
    net of offering costs                                                                            1,550,000                 155
  Preferred stock issued in private placement,
    net of offering costs                                            60             3,000,000
  Net loss - January 1, 2000 to March 31, 2000
  Foreign currency translation adjustment
                                                                 ------           -----------      -----------            --------
Balance - March 31, 2000                                             60           $ 3,000,000       14,909,658             $ 1,491
                                                                 ======           ===========      ===========            ========

                                                               ADDITIONAL
                                                                PAID IN           ACCUMULATED        TRANSLATION    SHAREHOLDERS'
                                                                CAPITAL             DEFICIT          ADJUSTMENT         EQUITY
                                                              -----------        ------------        -----------    -----------
Balance - December 1, 1998                                      $ 825,803          $ (826,836)         $     -               $ -

  Reverse stock split:  50 - 1                                      1,012                                                      -
  Common stock issued                                              98,053                                                 98,446
                                                              -----------        ------------          -------       -----------
Balance immediately prior to acquisition                          924,868            (826,836)               -            98,446

  Common stock issued in acquisition                                 (700)                                                     -
  Net loss - December 1, 1998 to December 31, 1998                                    (34,426)                           (34,426)
                                                              -----------        ------------          -------       -----------
Balance - December 31, 1998                                       924,168            (861,262)               -            64,020

  Common stock issued through the
    exercise of stock options                                     899,910                                                900,000
  Common stock issued as compensation                              99,990                                                100,000
  Common stock subscribed through the exercise of options         350,000                                                350,000
  Net loss - January 1, 1999 to March 31, 1999                                       (251,675)               -          (251,675)
                                                              -----------        ------------          -------       -----------
Balance - March 31, 1999                                        2,274,068          (1,112,937)               -         1,162,345

  Common stock issued through the
    exercise of stock options                                     549,940                                                550,000
  Common stock issued as compensation                             149,989                                                150,000
  Common stock subscribed, net of offering costs                1,572,001                                              1,572,001
  Net loss - April 1, 1999 to June 30, 1999                                          (710,927)                          (710,927)
                                                              -----------        ------------          -------       -----------
Balance - June 30, 1999                                         4,545,998          (1,823,864)               -         2,723,419

  Common stock issued from subscriptions
    paid, net of offering costs                                   284,949                                                285,000
  Net loss - July 1, 1999 to December 31, 1999                                     (1,411,936)               -        (1,411,936)
  Foreign currency translation adjustment                                                               (3,450)           (3,450)
                                                              -----------        ------------          -------       -----------
Balance - December 31, 1999                                     4,830,947          (3,235,800)          (3,450)        1,593,033

  Common stock issued in private placement,
    net of offering costs                                       2,664,128                                              2,664,283
  Preferred stock issued in private placement,
    net of offering costs                                        (300,000)                                             2,700,000
  Net loss - January 1, 2000 to March 31, 2000                                     (1,541,363)               -        (1,541,363)
  Foreign currency translation adjustment                                                                5,806             5,806
                                                              -----------        ------------          -------       -----------
Balance - March 31, 2000                                      $ 7,195,075        $ (4,777,163)         $ 2,356       $ 5,421,759
                                                              ===========        ============          =======       ===========

See accompanying notes and accountants' review report

                   MOBILE P.E.T. SYSTEMS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOW
              FOR THE THREE AND THE NINE MONTHS ENDED MARCH 31, 2000
                    AND THE THREE MONTHS ENDED MARCH 31, 1999
  AND THE PERIOD DECEMBER 1, 1998 (DATE OF RECOMMENCEMENT) TO MARCH 31, 1999

                                                                    THREE MONTHS ENDED          NINE MONTHS      DECEMBER 1,
                                                               ---------------------------         ENDED          1998 TO
                                                                MARCH 31,       MARCH 31,        MARCH 31,        MARCH 31,
                                                                   2000            1999            2000             1999
                                                               -----------      ----------      -----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                     $(1,541,363)     $ (251,675)     $(2,953,299)     $ (286,101)
  Adjustments to reconcile net loss to net cash
    used in operating activities
      Depreciation                                                  20,833             841           40,606             841
      (Increase) decrease in operating assets
        Accounts receivables                                      (140,500)              -         (386,725)              -
        Due from London Radiosurgical Centre, Ltd.                 (72,630)        (24,699)        (298,683)        (24,699)
        Prepaid expenses                                            13,330            (482)         (66,430)         (1,992)
        Deposits and other assets                                 (917,843)       (245,000)        (802,982)       (395,000)
        Restricted cash                                           (112,634)       (250,051)          34,512        (250,051)
        Accrued interest receivable                                (35,559)              -          (35,559)              -
      Increase (decrease) in operating liabilities
        Accounts payable                                            89,570         (17,420)         233,033          (5,744)
        Accrued liabilities                                        (49,353)          6,521          (54,452)          6,521
        Deferred revenue                                              (707)              -             (707)              -
                                                               -----------      ----------      -----------      ----------
     Net cash used in operating activities                      (2,746,856)       (781,965)      (4,290,686)       (956,225)
                                                               -----------      ----------      -----------      ----------


CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                            (322,731)        (32,472)        (885,044)        (32,472)
  Proceeds from sale of equipment                                  273,148               -          552,539               -
  Subordinated equity participation                                      -        (200,000)               -        (200,000)
                                                               -----------      ----------      -----------      ----------
     Net cash used in investing activities                         (49,583)       (232,472)        (332,505)       (232,472)
                                                               -----------      ----------      -----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from (repayment on) loan                                (56,834)        (50,000)          50,000               -
  Preferred stock issued                                         2,700,000               -        2,700,000               -
  Common stock issued                                            2,664,283       1,350,000        2,949,283       1,500,000
                                                               -----------      ----------      -----------      ----------
     Net cash provided by financing activities                   5,307,449       1,300,000        5,699,283       1,500,000
                                                               -----------      ----------      -----------      ----------

Net increase in cash                                             2,511,010         285,563        1,076,092         311,303

Effect of exchange rate changes on cash                              5,691               -           (5,687)              -

Cash - beginning of period                                         338,094          25,740        1,784,390               -
                                                               -----------      ----------      -----------      ----------
Cash - end of period                                           $ 2,854,795      $  311,303      $ 2,854,795      $  311,303
                                                               ===========      ==========      ===========      ==========

SUPPLEMENTAL DISCLOSURES
  Interest paid                                                $     9,505      $        -      $    50,804      $        -
  Income taxes paid                                            $         -      $      800      $     1,600      $      800

NON CASH FINANCING ACTIVITIES
  Preferred stock dividend - beneficial conversion feature     $ 1,205,647      $        -      $ 1,205,647      $        -

            See accompanying notes and accountants' review report

                  MOBILE P.E.T. SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - THE COMPANY

     Mobile P.E.T. Systems, Inc. (the "Company") and subsidiaries were organized to provide Positron Emission Tomography (PET) systems and services to hospitals and other health care providers on a mobile, shared user basis. The Company's PET services include the provision of high technology imaging systems, technologists to operate the imaging systems, the management of day-to-day operations and educational and marketing support. The Company has operations in the United States and the United Kingdom.

     The Company had been in the development stage during the period December 1, 1998 (date of recommencement) to June 30, 1999.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

     CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

    PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

    Property and equipment are recorded at cost less depreciation and amortization. Depreciation and amortization are accounted for on the straight-line method based on estimated useful lives. The amortization of leasehold improvements is based on the shorter of the lease term or the life of the improvement. Betterments and large renewals, which extend the life of an asset, are capitalized; whereas, maintenance and repairs and small renewals are expensed as incurred.

     FOREIGN CURRENCY TRANSLATION

     The financial statements of all foreign subsidiaries were prepared in their respective local currencies and translated into U.S. dollars based on the current exchange rate at the end of the period for the balance sheet and a weighted-average rate for the period on the statement of operations. Translation adjustments are reflected as foreign currency translation adjustments in shareholders' equity and accordingly have no effect on net loss. Transaction adjustments for all foreign subsidiaries are included in the statements of operation.

                  MOBILE P.E.T. SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     INCOME TAXES

     The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This statement requires an asset and liability approach to account for income taxes. The Company provides deferred income taxes for temporary differences that will result in taxable or deductible amounts in future years based on the reporting of certain costs in different periods for financial and income tax purposes.

     STOCK OPTION PLANS

     The Company has adopted SFAS No. 123 "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 "Accounting for Stock Issued to Employees," and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 has been applied. The Company has elected to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

NOTE 3 - ACQUISITIONS

     Mobile P.E.T. Systems, Inc. was incorporated in the State of Nevada on December 1, 1998. On December 22, 1998, Mobile P.E.T Systems, Inc.'s shareholders exchanged all of the 7,000,000 shares of outstanding common stock for 7,000,000 shares of common stock in Colony International Incorporated, prior to that named American Coin and Stamp, Inc., incorporated in the State of Delaware on August 21, 1995 and its wholly owned subsidiary Colony International Incorporated, incorporated in the State of Nevada on April 25, 1995. This exchange of shares has been accounted for as a reverse merger, under the purchase method of accounting. Accordingly, the combination of the Mobile P.E.T. Systems, Inc. and Colony International Incorporated and subsidiary is recorded as a recapitalization of the shareholders' equity of Mobile P.E.T. Systems, Inc., the surviving corporation and for accounting purposes the financial statements presented are those of Mobile P.E.T. Systems, Inc. Accordingly, pro-forma information has not been presented. Mobile P.E.T Systems, Inc. reported no sales and a net loss of $15,200 prior to the acquisition. The other individual companies reported no net sales and no net income or loss prior to the acquisition.

                  MOBILE P.E.T. SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - ACQUISITIONS (Continued)

     On December 10, 1999, the Company incorporated a wholly owned subsidiary, The London P.E.T. Centre Limited, a United Kingdom private limited company. On December 17, 1999 the Company incorporated two wholly owned subsidiaries, Mobile P.E.T. Leasing Limited, a United Kingdom private limited company and Mobile P.E.T. Systems (UK) Limited, a United Kingdom private limited company.

NOTE 4 - PROPERTY AND EQUIPMENT

     Property and equipment at March 31, 2000 and 1999 consist of the following:

                                                                    MARCH 31,
                                                         -------------------------------
                                                              2000            1999
                                                         --------------  ---------------
              Leasehold improvements                     $      212,743  $            --
              Automobile                                          8,026               --
              Computer equipment                                152,885           11,694
              Office furniture and fixtures                      18,092           16,764
              Office equipment                                    7,092            4,014
              Equipment                                         552,539               --
                                                         --------------  ---------------
                                                                951,377           32,472
              Less accumulated depreciation                     (26,177)            (841)
                                                         --------------  ---------------

                                                         $      925,200  $        31,631
                                                         ==============  ===============

     Depreciation expense for the nine months ended March 31, 2000 and the period December 1, 1998 (date of recommencement) to March 31, 1999 was $40,606 and $841, respectively.

NOTE 5 - CAPITALIZATION

     PREFERRED STOCK

     On January 20, 2000, the Company authorized the issuance of ten million (10,000,000) shares of preferred stock having one hundredth of a cent ($0.0001) par value per share. On March 1, 2000 the Company designated and issued sixty (60) shares 8% Cumulative Convertible Redeemable Preferred, Series A Stock for cash in the amount of $2,700,000, net of acquisition fees. These shares of 8% Cumulative Convertible Redeemable Preferred, Series A Stock have no voting rights, have a liquidation value of $50,000 per share, and accrue dividends at a rate of eight percent (8%) per annum per share on the liquidation value payable upon conversion. The total liquidation value of the shares outstanding at March 31, 2000 in the amount of $3,000,000 is classified on the Company's balance sheet as preferred stock. Cumulative preferred dividends are payable upon conversion and at March 31, 2000 there are cumulative preferred dividends in arrears in the amount of $20,000 or $333 per share. In the event of any liquidation, dissolution or winding up of the affairs of the Company,

                  MOBILE P.E.T. SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - CAPITALIZATION (Continued)

     holders of the 8% Cumulative Convertible Redeemable Preferred, Series A Stock shall be paid the liquidation value plus all accrued dividends at the date of liquidation, dissolution or winding up of the affairs before any payment to other shareholders. At the option of the holders, the 8% Cumulative Convertible Redeemable Preferred, Series A Stock are convertible into shares of common stock determined by dividing $50,000 by the conversion price of the lesser of $5 or 75% of the average of the closing bid price of common stock during the five (5) trading days immediately prior to the conversion date. The Preferred Stock has an intrinsic value of beneficial conversion feature of approximately $1,206,000.

     COMMON STOCK

     The Company has authorized the issuance of ninety million (90,000,000) shares of common stock, having one hundredth of a cent ($0.0001) par value per share. On December 1, 1998 (date of recommencement) the Company had 10,328,395 shares of common stock issued and outstanding. Prior to December 22, 1998 the Company authorized a 50 to 1 reverse stock split, leaving 206,759 shares (after adjustment for fractional shares). Immediately after the reverse stock split the Company issued 3,937,899 shares for cash in the amount of $98,446. On December 22, 1998 the Company acquired Mobile P.E.T. Systems, Inc. in a non-cash, stock for stock transaction by issuing:
     7,000,000 shares of the Company's stock in exchange for 7,000,000 shares of Mobile P.E.T. Systems, Inc. common stock and subsequently changed its name to Mobile P.E.T. Systems, Inc. On February 5, 1999 and May 12, 1999 the Company issued common stock in non-cash transactions as follows: 200,000 shares in connection with employment valued at $250,000. During the period January 21, 1999 to March 31, 2000 the Company issued additional shares of common stock in cash transactions: 1,500,000 shares from the exercise of stock options for cash in the amount of $1,800,000, and 2,065,000 shares for cash in the amount of $4,521,284.

     STOCK OPTIONS

     In December 1998 the Board of Directors authorized the issuance of stock options to purchase 1,500,000 shares of common stock at a price from $1.00 to $1.50 per share. The options were exercised prior to March 31, 2000. During the nine month period ended March 31, 2000 and the period December 1, 1998 (date of recommencement) to March 31, 1999, the Company did not recognize any compensation expense.

     The Company and subsidiaries' Board of Directors adopted the 1999 Stock Option Plan pursuant to which incentive stock options or nonstatutory stock options to purchase up to 4,000,000 shares of common stock may be granted to employees, directors and consultants. Stock options expire on June 30, 2002, with some options extending to 2004 and vesting over service periods that range from zero to four years. During the nine month period ended March 31, 2000 and the period December 1, 1998 (date of recommencement) to March 31, 1999, the Company did not recognize any compensation expense.

                  MOBILE P.E.T. SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - CAPITALIZATION (Continued)

     As of March 31, 2000, the Company has granted options to purchase 3,668,500 shares of common stock as follows:

                                                              Number of           Vested
                                          Exercise Price        Shares            Shares
                                          --------------  -----------------  -----------------
         Outstanding, November 30, 1998                                  --                 --
             Granted                       $1.00 - $4.50          1,820,000          1,325,000
                                              Fair Value
             Exercised                             $1.00           (900,000)          (900,000)
             Cancelled                                                   --                 --
                                                         ------------------  -----------------
         Outstanding, March 31, 1999                                920,000            425,000
             Granted                       $1.00 - $2.50          1,415,000          1,150,000
                                              Fair Value
             Exercised                             $1.50           (600,000)          (600,000)
             Cancelled                                                   --                 --
                                                         ------------------  -----------------
         Outstanding, June 30, 1999                               1,735,000            975,000
             Granted                       $1.00 - $5.12            284,000            175,000
                                              Fair Value
             Exercised                                                   --                 --
             Cancelled                                             (200,000)                --
                                                         ------------------  -----------------
         Outstanding, September 30, 1999                          1,819,000          1,150,000
             Granted                       $1.90 - $2.00            115,000            334,000
                                              Fair Value
             Exercised                                                   --                 --
             Cancelled                                                   --                 --
                                                         ------------------  -----------------
         Outstanding, December 31, 1999                           1,934,000          1,484,000
             Granted                       $1.62 - $6.00          1,734,500            115,000
                                              Fair Value
             Exercised                                                   --                 --
             Cancelled                                                   --                 --
                                                         ------------------  -----------------
         Outstanding, March 31, 2000                              3,668,500          1,599,000
                                                         ==================  =================

                  MOBILE P.E.T. SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - CAPITALIZATION (Continued)

     The Company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation cost for stock options is recognized for the stock option awards granted at or above fair market value. During the nine month period ended March 31, 2000 and the period December 1, 1998 (date of recommencement) to March 31, 1999, the Company did not recognize any compensation expense. Had compensation expense for the Company's 1999 Stock Option Plan been determined based upon fair values at the grant dates for awards under the plan in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below. Additional stock option awards are anticipated in future years.

                                                                              MARCH 31,
                                                                  -------------------------------
                                                                        2000             1999
                                                                  ---------------   -------------
              Net loss
                  As reported                                     $   (2,953,299)   $    (286,101)
                  Pro forma                                           (4,759,227)      (1,010,706)
              Net loss - available to common shareholders

                  As reported                                     $   (4,158,946)   $    (286,101)
                  Pro forma                                           (5,964,874)      (1,010,706)
              Loss per share

                  As reported                                              (0.31)           (0.03)
                  Pro forma                                                (0.44)           (0.10)

     WARRANTS

     At March 31, 2000 and 1999 warrants were outstanding for 606,500 and 180,000 shares of common stock at exercise prices between $1.75 and $5.00 per share and the average of the last reported sale price of the common stock for the five trading days preceding the issue date. These warrants expire between January 2001 and March 2004.

                  MOBILE P.E.T. SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - RELATED PARTY TRANSACTIONS

     SUBORDINATED EQUITY PARTICIPATION

     The Company carries an 8% interest in a subordinated equity participation in London Radiosurgical Centre Ltd (LRC), a foreign corporation with a common shareholder, officer and director. The subordinated equity participation is recorded at cost in the amount of $200,000. The agreement provides distributions of cash, if any, including interest at a rate of 15% per annum, up to the amount of the investment plus accrued interest, after which the Company is to receive distributions of 60% of net income. According to the terms of the participation agreement, net income for distribution is equal to net income less equipment financing payments, operating expenses, reserve capital and taxes. Accrued interest on the investment was $35,559 and $0 at March 31, 2000 and March 31, 1999, respectively

     DUE FROM LONDON RADIOSURGICAL CENTRE LTD

     During the nine month period ended March 31, 2000 and the period December 1, 1998 (date of recommencement) to March 31, 1999, the Company advanced without interest $298,683 and $24,699, respectively to LRC for working capital during LRC's start up period. At March 31, 2000, and 1999 the balance due from London Radiosurgical Centre Ltd was $328,654 and $24,699, respectively.

     CONSULTING AGREEMENTS

     The Company has several consulting agreements for management services. In addition to cash payments, several agreements provide for the Company to issue common stock and options to purchase common stock in non-cash transactions for current and future consulting services. During the nine month period ended March 31, 2000 and the period December 1, 1998 (date of recommencement) to March 31, 1999, the Company made cash payments of $0 and $66,000, respectively for such services.

     LOAN

     In December 1998, the Company received a non-interest bearing bridge loan from a shareholder in the amount of $50,000. The balance was repaid in January 1999.

     In December 1999, the Company received a non-interest bearing bridge loan from a shareholder in the amount of $50,000. The balance was repaid in April 2000.

                  MOBILE P.E.T. SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - SECURITIES PURCHASE AGREEMENT

     On March 1, 2000, the Company entered into a Securities Purchase Agreement. As part of the Agreement, the Company issued 60 shares of 8% Cumulative Convertible Redeemable Preferred, Series A Stock for cash in the amount of $2,700,000, net of acquisition fees and 120,000 warrants to purchase shares of common stock at an exercise price of $5.00 per share, which expire in March 2003. The buyer of the preferred stock unconditionally and irrevocably agreed to purchase shares of common stock of the Company in tranches, for an aggregate purchase price of up to $10,000,000, at a price equal to eighty five percent (85%) of the average closing bid price five
     (5) consecutive days immediately prior to the Company providing a tranche notice to the buyer. The Company may begin the tranche notices three (3) business days after the registration of both the 8% Cumulative Convertible Redeemable Preferred, Series A Stock and warrants, and the common stock described in this Agreement. The buyers obligations under this Agreement to purchase shares of common stock of the Company terminates in the event the required registration is not completed within four (4) months from the date of this agreement or under certain other conditions, including the sale of common stock or securities convertible into shares of common stock by the Company within one hundred eighty (180) days of the date of registration.

NOTE 8 - EMPLOYMENT AGREEMENTS

     The Company has employment and compensation agreements with key officers and employees of the Company. The agreements provide options to purchase shares of the Company's common stock.

     An agreement, beginning January 1, 1999 and ending December 31, 2004 provides an annual salary, with adjustments contingent on the Company's stock performance, payable over the five year term of the agreement, which in the event of termination may result in a lump sum payment of the net present value of the remaining salary then due under the agreement. In addition, beginning in calendar year 2000 the agreement provides for the issuance of options for the purchase of up to 500,000 shares of common stock, contingent on the Company's stock performance.

     An agreement, beginning September 1999 and ending September 2000 provides an annual salary. In addition, the agreement provides for the issuance of an option for the purchase of up to 15,000 shares of common stock, contingent on performance.

     Two agreements, beginning September 1999 and ending September 2000 provide an annual salary, plus commission. In addition, the agreements provide for the issuance of an option for the purchase of up to 50,000 shares of common stock, and for the issuance of additional options for the purchase of up to 50,000 shares of common stock annually, contingent on performance.

     An agreement, beginning September 1999 and ending September 2000 provides an annual salary, plus commission. In addition, the agreement provides for the issuance of an option for the purchase of up to 50,000 shares of common stock, and for the issuance of additional

                  MOBILE P.E.T. SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - EMPLOYMENT AGREEMENTS (Continued)

     options for the purchase of up to 50,000 shares of common stock annually for three years, contingent on performance.

     An agreement, beginning September 1999 and ending September 2000 provides an annual salary, plus commission. In addition, the agreement provides for the issuance of an option for the purchase of up to 100,000 shares of common stock, and for the issuance of additional options for the purchase of up to 75,000 shares of common stock, contingent on performance.

     An agreement, beginning September 1999 and ending September 2000 provides an annual salary, plus commission. In addition, the agreement provides for the issuance of an option for the purchase of up to 50,000 shares of common stock, contingent on performance.

NOTE 9 - INCOME TAXES

     At March 31, 2000 the Company has a net operating loss carryforward for tax purposes of approximately $2,500,000 which expires through the year 2019. The Internal Revenue Code contains provisions, which may limit the loss carryforward available if significant changes in shareholder ownership of the Company occur.

     The components of the provision for income taxes for the nine months ended March 31, 2000 and the period December 1, 1998 (date of recommencement) to March 31, 1999 are as follows:


                                                            MARCH 31,
                                                   --------------------------
                                                      2000            1999
                                                   ----------      ----------
              Current
                  Foreign                          $       --      $       --
                  Federal                                  --              --
                  State                                 1,600             800
                                                   ----------      ----------
                                                        1,600             800

              Deferred
                  Foreign                                  --              --
                  Federal                                  --              --
                  State                                    --              --
                                                   ----------      ----------
                                                           --              --
                                                   ----------      ----------
              Provision for income taxes           $    1,600      $      800
                                                   ==========      ==========

                  MOBILE P.E.T. SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - INCOME TAXES (Continued)

     The components of the net deferred tax assets were as follows:

                                                                                 MARCH 31,
                                                                     ----------------------------------
                                                                          2000               1999
                                                                     --------------      --------------
              Deferred tax assets
                  Start-up costs                                     $      155,949      $      113,136
                  Net operating loss carryforward                           940,970                  --
                                                                     --------------      --------------
                                                                          1,096,919             113,136
                  Less valuation allowance                               (1,096,919)           (113,136)
                                                                     --------------      --------------

              Net deferred tax assets                                $           --      $           --
                                                                     ==============      ==============


NOTE 10 - COMMITMENTS

     In July 1999, the Company purchased a mobile coach for cash in the amount of $279,390. In December 1999, the Company sold the mobile coach to a leasing company for cash in the amount of $279,390 and entered into a five-year capital lease.

     In February 2000, the Company purchased a mobile coach for cash in the amount of $273,149. In March 2000, the Company sold the mobile coach to a leasing company for cash in the amount of $273,149 and entered into a five-year capital lease.

     Equipment under capital lease is included in property and equipment as follows:


                                                                                   MARCH 31,
                                                                     -------------------------------------
                                                                             2000               1999
                                                                     -----------------  ------------------
         Equipment                                                   $         552,539  $               --
         Less accumulated amortization                                          (9,978)                 --
                                                                     -----------------  ------------------

         Net capital lease assets                                    $         542,561  $               --
                                                                     =================  ==================

     The Company leases office space under a non-cancelable operating lease. The office lease expires in December 2000. The Company leases certain other PET equipment under operating leases. The equipment leases expire through December 2004.

     Rent expense for the nine months ended March 31, 2000 and the period December 1, 1998 (date of recommencement) to March 31, 1999 was $179,578 and $12,580, respectively.

                  MOBILE P.E.T. SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 - COMMITMENTS (Continued)

     The following is a schedule by year (ending December 31) of the future minimum lease payments at March 31, 2000:

     Capital Operating

                                                           CAPITAL          OPERATING
         YEAR                                               LEASE             LEASES
         ----                                        ------------------  ---------------
         2000                                        $           91,494  $     1,086,689
         2001                                                   146,687        1,542,160
         2002                                                   146,687        1,542,160
         2003                                                   146,687        1,542,160
         2004                                                   173,279        1,369,520
         2005                                                    44,869           61,235
                                                     ------------------  ---------------
                                                                749,702  $     7,143,925
                                                                         ===============
         Less amount representing
           interest at 12.01%                                  (197,393)
                                                     ------------------
         Present value of minimum lease
           payments (including current
           portion of $58,388)                       $          552,309
                                                     ==================


     In December 1998, the Company made a purchase commitment for five mobile PET scanners at a cost of between $1,515,000 to $1,615,000 each for a total amount of $7,725,000. At March 31, 2000, the Company satisfied their commitment on 3 of 5 units through lease agreements and the Company expects to satisfy their commitment on the remaining 2 units in 2000.

 NOTE 11 - CONCENTRATION OF CREDIT RISK

     The Company maintains cash with various major financial institutions in excess of the Federal Deposit Insurance Corporation limits.

                  MOBILE P.E.T. SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 - Earnings (Loss) Per Share

     The computations of basic and diluted earnings per share from continuing operations for the nine months ended March 31, 2000 and the period December 1, 1998 (date of recommencement) to March 31, 1999 were as follows:


                                                                                  MARCH 31,
                                                                     -------------------------------------
                                                                            2000               1999
                                                                     -----------------  ------------------
              Loss per share - basic

              Numerator:
                  Net loss - available to

                      Common shareholders                            $      (4,158,946) $         (286,101)
              Denominator:
                  Weighted-average shares                                   13,568,694          10,463,353
                                                                     -----------------  ------------------
              Loss per share - basic                                 $           (.31)  $           (0.03)
                                                                     ================   =================

              Loss per share - diluted

              Numerator:
                  Net loss - available to

                      Common shareholders                            $      (4,158,946) $         (286,101)
              Denominator:
                  Weighted-average shares                                   13,568,694          10,463,353
                                                                     -----------------  ------------------
              Loss per share - diluted                               $           (.31)  $           (0.03)
                                                                     ================   =================

     The average shares listed below were not included in the computation of diluted loss per share because to do so would have been antidilutive for the nine months ended March 31, 2000 and the period December 1, 1998 (date of recommencement) to March 31, 1999:

                                                                                    MARCH 31,
                                                                     -------------------------------------
                                                                           2000                1999
                                                                     -----------------  ------------------
              Cumulative convertible
                  redeemable preferred stock
                  common stock equivalent                                       76,007                  --
              Employee stock options                                         2,157,791             516,923
              Warrants                                                          97,038                  --

                  MOBILE P.E.T. SYSTEMS, INC. AND SUBSIDIARIES
              For the quarter and nine months ended March 31, 2000


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION AND ANALYSIS OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND THE RELATED NOTES. THIS QUARTERLY REPORT OF FORM 10-QSB CONTAINS FORWARD-LOOKING STATEMENTS BASED UPON CURRENT EXPECTATIONS THAT INVOLVE RISKS AND UNCERTAINTIES, SUCH AS OUR PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS. FOR THIS PURPOSE, ANY STATEMENTS CONTAINED IN IT THAT ARE NOT STATEMENTS OF HISTORICAL FACT SHOULD BE REGARDED AS FORWARD-LOOKING STATEMENTS. FOR EXAMPLE, THE WORDS "BELIEVES," "ANTICIPATES," "PLANS," AND "EXPECTS" ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE FACTORS INCLUDE THOSE SHOWN IN THE COMPANY'S 1999 AMENDMENT NO. 3 TO FORM 10-SB.

OVERVIEW

Mobile P.E.T. Systems, Inc. and Subsidiaries (referred to as either "Mobile PET" or the "Company") is a provider of Positron Emission Tomography (PET) systems and services to hospitals and other health care providers on a mobile, shared user basis. The Company's PET services include the provision of high technology imaging systems, technologists to operate the imaging systems, the management of day-to-day operations and educational and marketing support. Our services enable leading as well as small to mid-size hospitals to gain access to advanced diagnostic imaging technology and related value-added services without making a substantial investment in equipment and personal.

The Company has operations in the United States and the United Kingdom. On December 10, 1999, the Company incorporated a wholly owned subsidiary, The London P.E.T. Centre Limited, a United Kingdom private limited company. On December 17, 1999 the Company incorporated two wholly owned subsidiaries, Mobile P.E.T. Leasing Limited, a United Kingdom private limited company and Mobile P.E.T. Systems (UK) Limited, a United Kingdom private limited company. The Company believes there are opportunities for shared mobile PET services in the United Kingdom and certain European markets.

The financial position and results of operations of the Company's United Kingdom subsidiaries are measured using local currency as the functional currency. Assets and liabilities have been translated into U.S. dollars at the rates of exchange at the balance sheet date. Statements of operations items are translated using the average exchange rates prevailing throughout the reporting period. Translation gains or losses resulting from the changes in the exchange rates from quarter-to-quarter are accumulated in a separate component of shareholders' equity. Transaction gains and losses are reflected in the cash flow as the effect of exchange rate changes on cash.

The Company has emerged from its development stage period with the generation of revenues from its mobile PET systems in the nine months ended March 31, 2000. The Company continues its efforts in the development of its organizational activities, infrastructure development, raising capital, marketing efforts, and placing additional mobile PET systems into service.
For the period from our inception through our fiscal year end, June 30,1999, we had no revenues and our operating activities related primarily to establishing the management and operating infrastructure to provide PET systems and services to hospitals and other health care providers on a mobile, shared user basis. The London P.E.T. Centre Limited, the Company's wholly owned United Kingdom subsidiary, is in the development stage and its efforts through the third quarter ended March 31, 2000 has been principally devoted to organizational activities, marketing efforts and placing the first fixed site PET system into service in London.

Management anticipates incurring substantial additional losses as it pursues its development efforts. The majority of our service revenues were generated in the nine-month period reflecting the initial operation of three mobile PET systems. We took delivery and placed our first mobile PET unit into service in July 1999 and began accruing revenues in August 1999. While we took delivery of the second PET unit in the second quarter, we used it for promotional activities and placed it into service in late December. During the third quarter ended March 31, 2000, we placed our third unit into service and began accruing revenues on this unit in late February 2000.

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

The principal component of our operating costs includes salaries paid to technologists and drivers, annual system maintenance costs, insurance and transportation costs. Because a majority of these are fixed, increased revenues as a result of higher scan volumes may significantly improve our future profitability potential while lower scan volumes may result in lower profitability.

Since inception, we have incurred significant losses and, as of March 31, 2000, we have incurred cumulative net losses of $4,777,200. We expect to experience operating losses and negative cash flow from operations for the foreseeable future. We anticipate our losses may increase significantly from current levels as we incur additional costs and expenses related to staffing, infrastructure development, marketing and sales activities and other capital expenditures. As a result, we will need to generate significant revenues to achieve and maintain profitability.

In the third quarter, ended March 31, 2000, the Company raised approximately $5.5 million dollars, net of issuance costs, of new equity capital through the issuance of common and preferred stock in domestic and international private placements. The Company increased its authorized shares of stock, with a par value of $0.0001 per share, to 100,000,000 with 10,000,000 authorized for Preferred Stock and 90,000,000 authorized for Common Stock. During the quarter ended March 31, 2000, the Company designated and issued sixty shares of cumulative convertible redeemable preferred stock for $3,000,000 and 120,000 warrants to purchase shares of common stock at an exercise price of $5 per share. These shares have no voting rights, have a liquidation value of $50,000 per share, and accrue dividends at a rate of 8% on the liquidation value payable upon conversion. The investor of the preferred stock agreed to purchase shares of common stock of the Company in tranches, for an aggregate purchase price up to $10,000,000, approximating eighty five percent of the average closing bid price of the five prior days.

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


RESULTS OF OPERATIONS

Any comparison of the results of our operations to any previous period is not necessarily relevant nor meaningful, as we recommenced the Company and started our current mobile PET operations as of December 1, 1998. Our fiscal reporting year-end is June 30. Comparisons to prior year financial information are for the quarter ended March 31, 1999 and for the four-month period December 1, 1998 through March 31, 1999.

FOR THE THREE MONTHS ENDED MARCH 31, 2000

The net loss from operations was $1,541,400 and the net loss available to common shareholders, after preferred stock dividend, was $2,747,000 or $.20 per share for the three months ended March 31, 2000, compared to the net loss of $251,700 or $.02 per share for the three months ended March
31, 1999.

The revenues were $326,900 for the three months ended March 31, 2000.
There were no comparable revenues for the quarter ended March 31, 1999. We took delivery and placed our first PET unit into service in July 1999 but did not begin accruing revenues until August 1999. Our second unit was placed in operation in late December and our third unit was placed into service in late February 2000. As a result of these activities, accounts receivables increased to $386,700, net of allowances for doubtful accounts, as of March 31, 2000. There were no comparable receivables for the prior period ended March 31, 1999.

The costs of service revenues include payroll expenses of technologists, drivers and a safety officer, system maintenance costs, vehicle insurance, transportation costs, and the lease payments on our mobile PET system. In the three months ended March 31, 2000, cost of service revenues approximated $351,800, exceeding our revenues by 8% as we hired additional technologists and drivers to staff our current units as well as in anticipation of future mobile PET route growth. There was no comparable cost of service revenues for the quarter ended March 31, 1999.

General and administrative expenses for the three months ended March 31, 2000 were $1,553,100 as compared to $250,900 for the three months ended March
31, 1999. This represents expenditures for our continued efforts in establishing a national sales force, creating and executing a sales and marketing strategy directed to potential hospital and health care providers, and building our management and operations infrastructure to manage future growth opportunities.

Interest income was $46,200 for the quarter ended March 31, 2000 and there was no material comparable interest income for the quarter ended March 31, 1999. The interest income was principally the result of accumulated year to date accrued interest of $35,600 on the $200,000 8% Subordinated Equity Participation Agreement and with the balance from the invested funds received from the Preferred Stock private placement on March 1, 2000.

FOR THE NINE MONTHS ENDED MARCH 31, 2000

The net loss from operations was $2,953,300 and the net loss available to common shareholders, after preferred stock dividend, was $4,158,900 or $.31 per share for the nine months ended March 31, 2000, compared to the net loss of $286,100 or $.03 per share for the four months ended March
31, 1999.

The revenues were $623,800 for the nine months ended March 31, 2000.
There were no comparable revenues for the four-month period ended March 31, 1999. The majority of our service revenues were generated in the nine-month period reflecting the initial operation of three mobile PET systems. We took delivery and placed our first PET unit into service in July 1999 and began accruing revenues in August 1999. Our second unit was placed in operation in late December 1999 and our third unit was placed into service in late February 2000. As a result of these activities, accounts receivables increased to $386,700, net of allowances for doubtful accounts, as of March 31, 2000.
There were no comparable receivables for the prior period ended March 31, 1999.

Our cost of service revenues for the nine months ended March 31, 2000 was approximately $584,300 or 94% of total service revenues. The costs of service revenues represent salaries paid to technologists and drivers, annual system maintenance costs, insurance, transportation costs and the lease payments on our mobile PET system. There was no comparable cost of service revenues for the four months ended March 31, 1999.

General and administrative expenses for the nine months ended March 31, 2000 were $2,995,800 as compared to $285,400 for the four months ended March
31, 1999. We incurred increased general and administrative expenses due primarily to the growth in staff and related expenses incurred in building our infrastructure, and increase advertising and marketing costs related to the introduction of our mobile PET services.

Interest income was $55,500 for the nine months ended March 31, 2000 and there was no material comparable interest income for the period ended March 31, 1999. The interest income was the result of year to date accrued interest of $35,600 on the $200,000, 8% Subordinated Equity Participation Agreement and with the balance from the invested funds received from the Preferred Stock private placement on March 1, 2000.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2000, our total assets were $6,387,500 , compared to $1,214,700 at March 31, 1999. Current assets at March 31, 2000 totaled $5,008,900 and current liabilities were $458,400 , as compared to March 31, 1999 statements which reflected current assets of $733,000 and current liabilities of $52,300. Shareholders' equity at March 31, 2000 increased to $5,421,800 from $1,162,300, due primarily to the issuance of 2,065,000 additional shares of common stock in the nine month period of $2,949,300; the private placement and issuance of 60 shares of Series A Convertible Preferred Stock in the amount of $2,700,000, net of issuance costs; and a net loss of $2,953,300 incurred in the nine-month period ended March 31, 2000.

The foreign currency translation adjustment in Shareholders' equity amounted to $2,400 at March 31, 2000 and there was no comparable adjustment at March 31, 1999. Transaction gains and losses are reflected in the cash flow as the effect of exchange rate changes on cash and was $5,700 for the quarter ended March 31, 2000.

Net cash used in investing activities for the nine months ended March 31, 2000 was $332,500 compared to $232,500 in the prior period ended March 31, 1999. In July 1999, we purchased a coach, for $273,400 and made a deposit of $637,500 for our second mobile PET system. We sold it to a leasing company in late December 1999, as part of a five year lease agreement, resulting in a financing lease for the coach and an operating lease for the imaging system. In March 2000, we entered into a similar arrangement as part of the five-year lease agreement with the same leasing company for our third mobile PET system, we purchased the trailer for $273,100 and sold it to the leasing company, resulting in a financing lease for the coach and an operating lease for the imaging system. In the nine months ended March 31, 1999, our net cash used in investing activities, $232,500 , was principally our investment in a $200,000, 8% Subordinated Equity Participation Agreement in London Radiosurgical Center, Ltd., of which we have accrued $35,600 of interest income recognized in the quarter ended March 31, 2000.

Net cash provided by financing activities for the nine months ended March 31, 2000 was $5,699,300, due to the issuance of 2,065,000 additional shares of common stock in the nine month period of $2,979,300; the private placement and issuance of 60 shares of Series A Convertible Preferred Stock in the amount of $3,000,000; and the proceeds from a $50,000 bridge financing. This compares to the prior period ended March 31, 1999 when 1,350,000 shares of common stock was subscribed and 1,000,000 shares issued, totaling $1,350,000.

We have experienced a substantial increase in our capital expenditures since our inception, consistent with our growth in operations and staffing, and we anticipate that this will continue for the foreseeable future. Additionally, we continue to evaluate business investments, geographic service expansion and service offerings. We cannot be certain that the underlying assumed levels of revenues and expenses will prove to be accurate. While we do not have any binding commitments for any additional funding, we may seek to obtain additional funding through public or private financings or other arrangements. If we are unable to obtain such funding or any such funding is insufficient, we may be unable to develop or enhance our services, take advantage of business opportunities or respond to competitive pressures, any of which could have a materially adverse impact on our business, operating results and financial condition.

                         PART II. OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibit 10, Lease between the Company and Finova Capital Corporation dated March 17, 2000

          Exhibit 15, Letter of Peterson & Co. regarding unaudited interim financial information

          Exhibit 27, Financial Data Schedule

     (b)  Reports on Form 8-K

          None

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      MOBILE P.E.T. SYSTEMS, INC.

Date: May 22, 2000                   By: /s/ Thomas G. Brown
                                        ---------------------------------------
                                        Thomas G. Brown, Chief Financial Officer