Form 10QSB/A
period 1999-12-31
MOBILE PET SYSTEMS INC
filed 2000-05-31
CIK 1097181

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         AMENDMENT NO. 3 TO FORM 10-QSB
(Mark One)

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

         Consolidated Statement of Cash Flows for the three months and six months ended December 31, 1999

         Consolidated Statement of Shareholders' Equity (Deficit) as of December 31, 1999

         Notes to Unaudited Consolidated Financial Statements

                 MOBILE P.E.T. SYSTEMS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)
                               DECEMBER 31, 1999


                                     ASSETS
CURRENT ASSETS
       Cash                                                                                 $          338,094
       Due from London Radiosurgical Center, Ltd                                                       256,024
       Accounts receivable, net of allowance for doubtful accounts of $0                               246,225
       Prepaid expenses                                                                                 40,916
       Deposits and other assets                                                                       436,431
                                                                                            -------------------
            Total current assets                                                                     1,317,690

PROPERTY AND EQUIPMENT, NET                                                                            623,416

OTHER ASSETS
       Subordinated equity participation                                                               200,000
       Restricted cash                                                                                 105,226
                                                                                            -------------------
            Total assets                                                                    $        2,246,332
                                                                                            ===================

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
       Accounts payable                                                                     $          225,331
       Income taxes payable                                                                                800
       Accrued liabilities                                                                              83,651
       Notes payable                                                                                    50,000
       Obligations under capital lease - current                                                        32,761
                                                                                            -------------------
            Total current liabilities                                                                  392,543

NONCURRENT LIABILITIES
       Obligations under capital lease                                                                 246,629
       Deferred revenue - gain                                                                          14,127
                                                                                            -------------------
            Total liabilities                                                                          653,299

SHAREHOLDERS' EQUITY
       Common stock; $0.0001 par value; 20,000,000 shares authorized,
           13,359,658 shares issued and outstanding December 31, 1999                                    1,336
       Additional paid in capital                                                                    4,830,947
       Accumulated deficit                                                                          (3,235,800)
       Foreign currency translation adjustment                                                          (3,450)
                                                                                            -------------------
            Total shareholders' equity                                                               1,593,033
                                                                                            -------------------
            Total liabilities and shareholders' equity                                      $        2,246,332
                                                                                            ===================



          See notes to unaudited consolidated financial statements.

                  MOBILE P.E.T. SYSTEMS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                        THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                        DECEMBER 31, 1999                      DECEMBER 31, 1999
                                                       -------------------                    --------------------
Service revenues                                       $           216,925                    $           296,920
Cost of service revenues                                           157,044                                232,573
                                                       --------------------                   --------------------
           Gross profit                                             59,881                                 64,347

Expenses
      General and administrative                                   777,059                              1,442,712
                                                       --------------------                   --------------------
           Total expenses                                          777,059                              1,442,712
                                                       --------------------                   --------------------

                 Loss from operations                             (717,178)                            (1,378,365)

Other income (expense)
      Interest income                                                2,662                                  9,329
      Interest expense                                             (26,760)                               (41,299)
                                                       --------------------                   --------------------
           Total other income (expense)                            (24,098)                               (31,970)
                                                       --------------------                   --------------------

      Loss before provision for income taxes                      (741,275)                            (1,410,335)

      Provision for income taxes                                       800                                  1,600

                                                       --------------------                   --------------------

      Net loss                                         $          (742,076)                   $        (1,411,935)
                                                       ====================                   ====================

Basic loss per share                                   $             (0.06)                   $             (0.11)
Diluted loss per share                                 $             (0.06)                   $             (0.11)



           See notes to unaudited consolidated financial statements.

                  MOBILE P.E.T. SYSTEMS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                  (Unaudited)


                                                                             THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                              DECEMBER 31, 1999               DECEMBER 31, 1999
                                                                            ----------------------       ----------------------
Cash flows from operating activities
        Net loss                                                            $            (742,076)       $          (1,411,935)
        Adjustments to reconcile net loss to net cash
          provided by (used in) operating activities
             Depreciation                                                                   9,375                       19,773
        (Increase) decrease in operating assets
             Due from London Radiosurgical Center, Ltd.                                   (44,006)                    (226,053)
             Accounts receivable                                                         (110,610)                    (246,225)
             Prepaid expenses                                                             (19,363)                     (22,926)
             Deposits and other assets                                                    787,271                      114,861
             Restricted cash                                                               (1,186)                     147,146
        Increase (decrease) in operating liabilities
             Accounts payable                                                             170,516                      143,462
             Accrued liabilities                                                           61,948                       (5,099)
                                                                            ----------------------       ----------------------
                  Net cash provided by (used in) operating activities                     111,869                   (1,486,996)
                                                                            ----------------------       ----------------------

Cash flows from investing activities
        Capital expenditures                                                             (273,257)                    (573,694)
        Proceeds from sale of equipment                                                   279,390                      279,390
                                                                            ----------------------       ----------------------
                  Net cash provided by (used in) investing activities                       6,133                     (294,304)
                                                                            ----------------------       ----------------------

Cash flows from financing activities
        Proceeds from loan                                                                 50,000                       50,000
        Common stock issued                                                                     -                      285,000
                                                                            ----------------------       ----------------------
                  Net cash provided by financing activities                                50,000                      335,000
                                                                            ----------------------       ----------------------

        Effect of exchange rate changes on cash                                                 4                            4
                  Net increase (decrease) in cash                                         168,006                   (1,446,296)
        Cash - beginning of period                                                        170,088                    1,784,390
                                                                            ----------------------       ----------------------
        Cash - end of period                                                $             338,094        $             338,094
                                                                            ======================       ======================

Supplemental disclosures
        Interest paid                                                       $              26,760        $              41,299
        Income taxes paid                                                   $                 800        $               1,600

Noncash investing and financing activities
        Gain on sale of equipment in
        connection with capital lease                                       $              14,127        $              14,127



            See notes to unaudited consolidated financial statements.

                  MOBILE P.E.T. SYSTEMS, INC. AND SUBSIDIARIES
            Consolidated Statement of Shareholders' Equity (Deficit)
                                   (Unaudited)



                                                                                               ADDITIONAL
                                                                                                 PAID IN          ACCUMULATED
                                                                  SHARES          AMOUNT         CAPITAL            DEFICIT
                                                             ----------------- ------------- ---------------- ---------------------
Balance - June 30, 1999                                            12,844,658  $      1,285  $     4,545,998  $         (1,823,864)

      Common stock issued in private placement,
        net of offering costs                                         515,000            51          284,949

      Net loss - July 1, 1999 to September 30, 1999                                                                       (669,860)
                                                             ----------------- ------------- ---------------- ---------------------

Balance - September 30, 1999                                       13,359,658         1,336        4,830,947            (2,493,724)
                                                             ----------------- ------------- ---------------- ---------------------

      Net loss - October 1, 1999 to December 31, 1999                                                                     (743,076)

      Foreign currency translation adjustment
                                                             ----------------- ------------- ---------------- ---------------------

Balance - December 31, 1999                                        13,359,658  $      1,336  $     4,830,947  $         (3,235,800)
                                                             ================= ============= ================ =====================




                                                            ACCUMULATED
                                                               OTHER                  TOTAL
                                                           COMPREHENSIVE          SHAREHOLDERS'
                                                               INCOME                  EQUITY
                                                      ------------------------ ---------------------
Balance - June 30, 1999                               $                     -  $          2,723,419

      Common stock issued in private placement,
        net of offering costs                                                               285,000

      Net loss - July 1, 1999 to September 30, 1999                         -              (669,860)
                                                      ------------------------ ---------------------

Balance - September 30, 1999                                                -             2,338,559
                                                      ------------------------ ---------------------

      Net loss - October 1, 1999 to December 31, 1999                       -              (743,076)

      Foreign currency translation adjustment                          (3,450)               (3,450)
                                                      ------------------------ ---------------------

Balance - December 31, 1999                           $                (3,450) $          1,593,033
                                                      ======================== =====================



            See notes to unaudited consolidated financial statements.

                           MOBILE P.E.T. SYSTEMS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.       THE COMPANY

         Mobile P.E.T. Systems, Inc. was incorporated in the State of Nevada on December 1, 1998. On December 22, 1998, the Company's shareholders exchanged all of their shares of common stock for shares of common stock in Colony International Incorporated, prior to that named American Coin & Stamp Ventures, Inc., incorporated in the State of Delaware on August 21, 1995 and its wholly owned subsidiary Colony International Incorporated, incorporated in the State of Nevada on April 25, 1995. Mobile P.E.T. Systems, Inc. was merged into Colony International Incorporated on December 22, 1998 and Colony International Incorporated changed its name to Mobile P.E.T. Systems, Inc. (the "Company"), the surviving corporation. On December 10, 1999, the Company incorporated a wholly owned subsidiary, The London P.E.T. Centre Limited, a United Kingdom private limited company. On December 17, 1999 the Company incorporated two wholly owned subsidiaries, Mobile P.E.T. Leasing Limited, a United Kingdom private limited company and Mobile P.E.T. Systems (UK) Limited, a United Kingdom private limited company.

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

3.       CERTAIN TRANSACTIONS

         On December 10, 1999, the Company converted working capital advances into 100% of the capital stock of a newly formed limited company named The London PET Centre Ltd. Also on December 17, 1999, the Company formed Mobile PET Leasing Limited, and Mobile P.E.T. Systems (UK) Limited 100% owned subsidiaries of the Company. Foreign currency translation adjustments of $(3,450) attributable to these activities have been reported as a separate component of shareholders' equity.

4.       LEASE COMMITMENTS

         In July 1999, the Company purchased a mobile coach for cash in the amount of $279,390. In December 1999, the Company sold the mobile coach to a leasing company for cash in the amount of $279,390 and entered into a five-year capital lease. Equipment under capital lease is included in property and equipment as follows:


         Equipment                                         $       279,390
         Less accumulated amortization                                 --
                                                           ---------------
         Net capital lease assets                          $       279,390
                                                           ===============


         The Company leases office space under a non-cancelable operating lease. The office lease expires in December 2000. The Company leases certain other PET equipment under operating leases. The equipment leases expire through December 2004.

         Rent expense for the six-month period ended December 31, 1999 was $118,594.

         The following is a schedule by year of the future minimum lease payments at December 31, 1999:


                                                          Capital          Operating
         Year                                              Lease             Leases
         ----                                        ------------------  ---------------
         2000                                        $           60,813  $       306,272
         2001                                                    74,054          337,945
         2002                                                    74,054          337,945
         2003                                                    74,054          337,945
         2004                                                   100,647          309,783
                                                     ------------------  ---------------
                                                                383,620  $     1,629,891
                                                                         ===============
         Less amount representing
           interest at 12.01%                                    54,230
                                                     ------------------

         Present value of minimum lease
           payments (including current
           portion of $32,761)                       $          279,390
                                                     ==================


         In July 1999, the Company made a cash deposit in the amount of $637,500 for a PET imaging system. The Company also entered into a five year operating lease for a PET imaging system with a leasing company and the deposit was returned, receiving cash in the amount of $637,500.

5.       NOTES PAYABLE

         The Company issued a six-month promissory note for bridge financing in the amount of $50,000 to Northwest Capital Partners, LLC. related through a common shareholder and board membership. The note is non-interest bearing and is due not later than May 20, 2000.

6.       SHAREHOLDERS' EQUITY

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

7.       RELATED PARTIES

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

8.       COMMITMENTS

         In December 1999, the Company guaranteed a 6 year lease of Mobile P.E.T. Leasing Ltd. (a newly formed wholly-owned subsidiary of the Company) with IGE Medical Systems for 1.1 Million Pounds ($1.7 million) for a GE Advance PET System.

9.       RECLASSIFICATIONS

         Certain previously reported amounts principally prepaid insurance and related liability for $56,834 have been reclassified to conform to the December 31, 1999 presentation. These changes had no impact on previously reported results of operations or shareholders' equity.

10.      RESTATEMENT

         The Company's amended financial statements as of December 31, 1999 have been restated to reflect assets and liabilities for equipment capitalized under lease obligations, accrued interest on subordinated equity position participation, common stock acquisition costs and certain reclassification. The effect of the restatement is as follows:


                                         Three Months Ended               Six Months Ended
                                         December 31, 1999                December 31, 1999
                                   ----------------------------     ----------------------------
                                   As Previously                    As Previously
                                     Reported       As Restated        Reported      As Restated
                                   -------------   ------------     --------------   -----------
Balance Sheet:
   Current assets                                                       1,426,024      1,317,690
   Current liabilities                                                    504,615        392,543
   Shareholders' equity                                                 1,446,656      1,593,033

Statement of Operations:
   General and administrative          910,005         777,059          1,621,786      1,442,712
   Interest expense                    (11,760)        (41,299)           (26,299)       (41,299)


11.      SUBSEQUENT EVENTS

CAPITALIZATION

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

PREFERRED STOCK

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

         These shares of 8% Cumulative Convertible Redeemable Preferred, Series A Stock have no voting rights, have a liquidation value of $50,000 per share, and accrue dividends at a rate of eight percent (8%) per annum per share on the liquidation value payable upon conversion. The total liquidation value of the shares outstanding at March 31, 2000 in the amount of $3,000,000 is classified on the Company's balance sheet as preferred stock. Cumulative preferred dividends are payable upon conversion and at March 31, 2000 there are cumulative preferred dividends in arrears in the amount of $20,000 or $333 per share. In the event of any liquidation, dissolution or winding up of the affairs of the Company, holders of the 8% Cumulative Convertible Redeemable Preferred, Series A Stock shall be paid the liquidation value plus all accrued dividends at the date of liquidation, dissolution or winding up of the affairs before any payment to other shareholders. At the option of the holders, the 8% Cumulative Convertible Redeemable Preferred, Series A Stock are convertible into shares of common stock determined by dividing $50,000 by the conversion price of the lesser of $5 or 75% of the average of the closing bid price of common stock during the five

(5) trading days immediately prior to the conversion date. The Preferred Stock has an intrinsic value of beneficial conversion feature of approximately $1,206,000.

COMMON STOCK

         The Company has authorized the issuance of ninety million (90,000,000) shares of common stock, having one hundredth of a cent ($0.0001) par value per share. In January 2000, the Company competed a private placement to accredited investors of 550,000 shares of common stock and 55,000 warrants, expiring in 2003, exercisable at $1.75 per share, the proceeds from which was $962,458. In March 2000, the Company completed a private placement of 1,000,000 shares of common stock and 200,000 warrants, expiring in 2002, exercisable at $1.75 per share to purchase common stock to accredited investors, raising proceeds of $1,750,000.

STOCK OPTIONS

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

         As of March 31, 2000, the Company has granted options to purchase 3,668,500 shares of common stock.

WARRANTS

         At March 31, 2000, warrants were outstanding for 606,500 shares of common stock at exercise prices between $1.75 to $5.00 per share and the average of the last reported sale price of the common stock for the five trading days preceding the issue date. These warrants expire between January 2001 and March 2004.

COMMITMENTS

         In February 2000, the Company purchased a mobile coach for cash in the amount of $273,149. In March 2000, the Company sold the mobile coach to a leasing company for cash in the amount of $273,149 and entered into a five-year capital lease. In addition, the Company entered into a five-year operating lease for an imaging system with the leasing company. Future lease payments under these leases are $2,126,944.

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

         Since inception, we have incurred significant losses and, as of December 31, 1999, had incurred cumulative net losses of $3,235,800. We expect to experience operating losses and negative cash flow for the foreseeable future. We anticipate our losses will increase significantly from current levels as we expect to incur additional costs and expenses related to staffing, infrastructure development, marketing and sales activities and other capital expenditures. As a result, we will need to generate significant revenues to achieve and maintain profitability.

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

RESULTS OF OPERATIONS

         FOR THE THREE MONTHS ENDED DECEMBER 31, 1999

         The net loss totaled $742,076 or $ .06 per share for the three months ended December 31, 1999.

         The revenues totaled $216,925 for the three months ended December 31, 1999. The majority of our service revenues were generated from our first unit placed into service in our first quarter of 1999. Our second unit was placed in operation in late December and accrued minimum revenues.

         The costs of service revenues represent salaries paid to technologists and drivers, annual system maintenance costs, insurance, transportation costs and the lease payment on our mobile PET system. In the three months ended December 31, 1999, cost of service revenues totaled $157,044 or 72.4% of revenues. In the three months ended December 31, 1999, we hired additional technologists and drivers in anticipation of future mobile PET route growth.

         General and administrative expenses for the three months ended December 31, 1999 totaled $777,059.

         FOR THE SIX MONTHS ENDED DECEMBER 31, 1999

         The net loss totaled $1,411,935 or $ .11 per share for the six months ended December 31, 1999.

         Our service revenues totaled $296,920 for the six months ended December 31, 1999. The majority of our service revenues were generated in the six month period reflecting the initial operation of two mobile PET systems.

         The costs of service revenues represent salaries paid to technologists and drivers, annual system maintenance costs, insurance, transportation costs and the lease payment on our mobile PET system. Cost of service revenues for the six months ended December 31, 1999 was $232,573 or 78.3% of total service revenues.

         General and administrative expenses for the six months ended December 31, 1999 totaled $1,442,712. In the six month period ended
December 31, 1999, we incurred increased general and administrative expenses due primarily to the growth in staff and related expenses incurred in building our infrastructure, and increase advertising and marketing costs related to the introduction of our mobile PET services.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1999, our total assets were $2,246,332, compared to $2,894,837 at June 30, 1999. Current assets at December 31, 1999 totaled $1,317,690 and current liabilities were $392,543. Stockholders' equity at December 31, 1999 decreased to $1,593,033 from $2,723,419 at June 30, 1999, due primarily to the net loss of $1,411,935 incurred in the six month period ended December 31, 1999. We issued common stock in the six month period ended December 31, 1999 that totaled $285,000.

         In July 1999, the Company purchased a mobile coach for cash in the amount of $279,390. In December 1999, the Company sold the mobile coach to a leasing company for cash in the amount of $279,390 and entered into a five-year capital lease. In July 1999, the Company made a cash deposit in the amount of $637,500 for a PET imaging system. The Company also entered into a five year operating lease for a PET Imaging system with a leasing company and the deposit was returned, receiving cash in the amount of $637,500.

         The Company issued a six-month promissory note for bridge financing in the amount of $50,000 to Northwest Capital Partners, LLC. related through a common shareholder and board membership. The note is non-interest bearing and is due not later than May 20, 2000.

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibit 10

            Sale/Leaseback Contracts*
            Securities Purchase Agreement*

            Exhibit 10.1, Finova Equipment Lease 4125

            Exhibit 10.2, Master Hire Purchase Agreement dated 16,
            December 1999

            Exhibit 10.3, Lease between the Company and Finova Capital Corporation dated December 22, 1999

            Exhibit 27.

            Financial Data Schedule

        (b) Reports on Form 8-K

            None

        * Previously filed.

                                    SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 MOBILE P.E.T. SYSTEMS, INC.


Date: May 31, 2000             By:   /s/ Thomas G. Brown
                                     ----------------------------------------
                                     Thomas G. Brown, Chief Financial Officer