Form 10QSB/A
period 2000-03-31
MOBILE PET SYSTEMS INC
filed 2000-05-31
CIK 1097181

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
                                                                     ================   =================

     The average shares listed below were not included in the computation of diluted loss per share because to do so would have been antidilutive for the nine months ended March 31, 2000 and the period December 1, 1998 (date of recommencement) to March 31, 1999:

                                                                                    MARCH 31,
                                                                     -------------------------------------
                                                                           2000                1999
                                                                     -----------------  ------------------
              Cumulative convertible
                  redeemable preferred stock
                  common stock equivalent                                       76,007                  --
              Employee stock options                                         2,157,791             516,923
              Warrants                                                          97,038                  --

NOTE 13 - DEPOSITS AND OTHER ASSETS

     Deposits and other assets consist of the following at March 31, 2000 and 1999:


                                                                           2000                1999
                                                                     -----------------  ------------------
              Equipment deposits -
                  Mobile P.E.T. Units                                $       1,073,875  $          395,000
              Equipment rental deposits -
                  other                                                         49,000                  --
              Lease deposits                                                   179,249                  --
              Advance - Neuromed
                  Medical Systems and
                  Support, GmB                                                  25,000                  --
              Advances - other                                                  27,150                  --
                                                                     -----------------  ------------------
                                                                     $       1,354,274  $          395,000
                                                                     =================  ==================


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

                         PART II. OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibit 10.1, Lease between the Company and Finova Capital Corporation dated March 17, 2000

          10.2, Master Hire Purchase Agreement dated December 16, 1999

          10.3, Office Space Lease Agreement dated January 1, 1999

          Exhibit 15, Letter of Peterson & Co. regarding unaudited interim financial information *

          Exhibit 27, Financial Data Schedule *

     (b)  Reports on Form 8-K

          None

-------------

* Previously Filed

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