Form 10QSB/A
period 2000-03-31
MOBILE PET SYSTEMS INC
filed 2000-08-24
CIK 1097181

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

                       MOBILE P.E.T. SYSTEMS, INC. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS
                                 MARCH 31, 2000 AND 1999

                                                                                                      2000                 1999
                                                                                                  -----------          -----------
                                          ASSETS
CURRENT ASSETS
  Cash                                                                                            $ 2,854,795          $   311,303
  Accounts receivable, net of allowance for doubtful accounts
    of $54,400 and $0 at March 31, 2000 and 1999, respectively                                        386,725                    -
  Due from London Radiosurgical Centre, Ltd                                                           328,654               24,699
  Prepaid expenses                                                                                     84,420                1,992
  Deposits and other assets                                                                         1,354,274              395,000
                                                                                                  -----------          -----------
    Total current assets                                                                            5,008,868              732,994

PROPERTY AND EQUIPMENT, NET                                                                         4,438,397               31,631

OTHER ASSETS
  Accrued interest receivable                                                                          35,559                    -
  Subordinated equity participation                                                                   200,000              200,000
  Restricted cash                                                                                     217,860              250,051
                                                                                                  -----------          -----------
    Total assets                                                                                  $ 9,900,684          $ 1,214,676
                                                                                                  ===========          ===========

                           LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                                                $   314,901          $         -
  Income taxes payable                                                                                    800                    -
  Accrued liabilities                                                                                  34,298               52,331
  Loan payable                                                                                         50,000                    -
  Obligations under capital lease - current                                                           625,166                    -
                                                                                                  -----------          -----------
    Total current liabilities                                                                       1,025,165               52,331

NONCURRENT LIABILITIES

  Obligations under capital lease                                                                   3,548,390                    -
  Deferred revenue                                                                                     13,420                    -
                                                                                                  -----------          -----------
    Total liabilities                                                                               4,586,975               52,331


SHAREHOLDERS' EQUITY
  Preferred stock; 10,000,000 shares authorized; 60 and 0 shares
    issued and outstanding at March 31, 2000 and 1999, repectively                                  3,000,000                    -
  Common stock; $0.0001 par value; 90,000,000 shares
    authorized; 14,909,658 and 12,144,658 shares issued
    and outstanding at March 31, 2000 and 1999, respectively                                            1,491                1,214
  Additional paid in capital                                                                        7,195,075            2,274,068
  Accumulated deficit                                                                              (4,885,213)          (1,112,937)
  Foreign currency translation adjustment                                                               2,356                    -
                                                                                                  -----------          -----------
    Total shareholders' equity                                                                      5,313,709            1,162,345
                                                                                                  -----------          -----------

    Total liabilities and shareholders' equity                                                    $ 9,900,684          $ 1,214,676
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

                                                              Three Months Ended                  Nine Months          December 1,
                                                        --------------------------------             Ended               1998 to
                                                         March 31,            March 31,            March 31,            March 31,
                                                           2000                 1999                 2000                  1999
                                                        -----------           ----------          -----------           ----------
                                                        -----------           ----------          -----------           ----------
SERVICE REVENUES                                        $   326,850           $        -          $   623,770           $        -
COST OF SERVICE REVENUES                                    351,765                    -              584,337                    -
                                                        -----------           ----------          -----------           ----------
    Gross profit                                            (24,915)                   -               39,433                    -


EXPENSES
  General and administrative                              1,456,506              250,926            2,892,569              285,352
                                                        -----------           ----------          -----------           ----------
      Total expenses                                      1,456,506              250,926            2,892,569              285,352
                                                        -----------           ----------          -----------           ----------

Loss from operations                                     (1,481,421)            (250,926)          (2,853,136)            (285,352)


OTHER INCOME (EXPENSE)
  Interest income                                            46,165                   51               55,493                   51
  Interest expense                                         (138,951)                   -             (262,106)                    -
                                                        -----------           ----------          -----------           ----------
    Total other income (expense)                            (92,786)                  51             (206,613)                  51
                                                        -----------           ----------          -----------           ----------
  Loss before provision for income taxes                 (1,574,207)            (250,875)          (3,059,749)            (285,301)

Provision for income taxes                                        -                  800                1,600                  800
                                                        -----------           ----------          -----------           ----------
  NET LOSS                                               (1,574,207)            (251,675)          (3,061,349)            (286,101)

Preferred stock dividend                                  1,205,647                    -            1,205,647                    -
                                                        -----------           ----------          -----------           ----------

  NET LOSS - AVAILABLE TO COMMON SHAREHOLDERS           $(2,779,854)          $ (251,675)         $(4,266,996)          $ (286,101)
                                                        ===========           ==========          ===========           ==========

Loss per share - basic                                  $     (0.20)          $    (0.02)         $     (0.31)          $    (0.03)
Loss per share - diluted                                $     (0.20)          $    (0.02)         $     (0.31)          $    (0.03)

            See accompanying notes and accountants' review report

                   MOBILE P.E.T. SYSTEMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE THREE AND THE NINE MONTHS ENDED MARCH 31, 2000
                    AND THE THREE MONTHS ENDED MARCH 31, 1999
   AND THE PERIOD DECEMBER 1, 1998 (DATE OF RECOMMENCEMENT) TO MARCH 31, 1999

                                                                     PREFERRED STOCK                          COMMON STOCK
                                                                 SHARES             AMOUNT           SHARES                AMOUNT
                                                                 ------           -----------      -----------            --------
Balance - December 1, 1998                                            -           $        -        10,328,395             $ 1,033

  Reverse stock split:  50 - 1                                                                     (10,121,636)             (1,012)
  Common stock issued                                                                                3,937,899                 393
                                                                 ------           -----------      -----------            --------
Balance immediately prior to acquisition                                                             4,144,658                 414

  Common stock issued in acquisition                                                                 7,000,000                 700
  Net loss - December 1, 1998 to December 31, 1998
                                                                 ------           -----------      -----------            --------
Balance - December 31, 1998                                                                         11,144,658               1,114

  Common stock issued through the
    exercise of stock options                                                                          900,000                  90
  Common stock issued as compensation                                                                  100,000                  10
  Common stock subscribed through the exercise of options
  Net loss - January 1, 1999 to March 31, 1999
                                                                 ------           -----------      -----------            --------
Balance - March 31, 1999                                              -                    -        12,144,658               1,214

  Common stock issued through the
    exercise of stock options                                                                          600,000                  60
  Common stock issued as compensation                                                                  100,000                  11
  Common stock subscribed, net of offering costs
  Net loss - April 1, 1999 to June 30, 1999
                                                                 ------           -----------      -----------            --------
Balance - June 30, 1999                                               -                    -        12,844,658               1,285

  Common stock issued from subscriptions
    paid, net of offering costs                                                                        515,000                  51
  Net loss - July 1, 1999 to December 31, 1999
  Foreign currency translation adjustment
                                                                 ------           -----------      -----------            --------

Balance - December 31, 1999                                           -                    -        13,359,658               1,336

  Prior period adjustment - net effect of
    the reclassification of certain leases
    from operating leases to capital leases
                                                                 ------           -----------      -----------            --------
Balance - December 31, 1999, as adjusted                              -                    -        13,359,658               1,336

  Common stock issued in private placement,
    net of offering costs                                                                            1,550,000                 155
  Preferred stock issued in private placement,
    net of offering costs                                            60             3,000,000
  Net loss - January 1, 2000 to March 31, 2000
  Foreign currency translation adjustment
                                                                 ------           -----------      -----------            --------
Balance - March 31, 2000                                             60           $ 3,000,000       14,909,658             $ 1,491
                                                                 ======           ===========      ===========            ========

                                                               ADDITIONAL
                                                                PAID IN           ACCUMULATED        TRANSLATION    SHAREHOLDERS'
                                                                CAPITAL             DEFICIT          ADJUSTMENT         EQUITY
                                                              -----------        ------------        -----------    -----------
Balance - December 1, 1998                                      $ 825,803          $ (826,836)         $     -               $ -

  Reverse stock split:  50 - 1                                      1,012                                                      -
  Common stock issued                                              98,053                                                 98,446
                                                              -----------        ------------          -------       -----------
Balance immediately prior to acquisition                          924,868            (826,836)               -            98,446

  Common stock issued in acquisition                                 (700)                                                     -
  Net loss - December 1, 1998 to December 31, 1998                                    (34,426)                           (34,426)
                                                              -----------        ------------          -------       -----------
Balance - December 31, 1998                                       924,168            (861,262)               -            64,020

  Common stock issued through the
    exercise of stock options                                     899,910                                                900,000
  Common stock issued as compensation                              99,990                                                100,000
  Common stock subscribed through the exercise of options         350,000                                                350,000
  Net loss - January 1, 1999 to March 31, 1999                                       (251,675)               -          (251,675)
                                                              -----------        ------------          -------       -----------
Balance - March 31, 1999                                        2,274,068          (1,112,937)               -         1,162,345

  Common stock issued through the
    exercise of stock options                                     549,940                                                550,000
  Common stock issued as compensation                             149,989                                                150,000
  Common stock subscribed, net of offering costs                1,572,001                                              1,572,001
  Net loss - April 1, 1999 to June 30, 1999                                          (710,927)                          (710,927)
                                                              -----------        ------------          -------       -----------
Balance - June 30, 1999                                         4,545,998          (1,823,864)               -         2,723,419

  Common stock issued from subscriptions
    paid, net of offering costs                                   284,949                                                285,000
  Net loss - July 1, 1999 to December 31, 1999                                     (1,411,936)               -        (1,411,936)
  Foreign currency translation adjustment                                                               (3,450)           (3,450)
                                                              -----------        ------------          -------       -----------
Balance - December 31, 1999                                     4,830,947          (3,235,800)          (3,450)        1,593,033
  Prior period adjustment - net effect of
    the reclassification of certain leases
    from operating leases to capital leases                                           (75,206)                           (75,206)
                                                              -----------        ------------          -------       -----------
Balance - December 31, 1999, as adjusted                        4,830,947          (3,311,006)          (3,450)        1,517,827

  Common stock issued in private placement,
    net of offering costs                                       2,664,128                                              2,664,283
  Preferred stock issued in private placement,
    net of offering costs                                        (300,000)                                             2,700,000
  Net loss - January 1, 2000 to March 31, 2000                                     (1,574,207)               -        (1,547,207)
  Foreign currency translation adjustment                                                                5,806             5,806
                                                              -----------        ------------          -------       -----------
Balance - March 31, 2000                                      $ 7,195,075        $ (4,885,213)         $ 2,356       $ 5,313,709
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

                                                                    THREE MONTHS ENDED          NINE MONTHS      DECEMBER 1,
                                                               ---------------------------         ENDED          1998 TO
                                                                MARCH 31,       MARCH 31,        MARCH 31,        MARCH 31,
                                                                   2000            1999            2000             1999
                                                               -----------      ----------      -----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                     $(1,574,207)     $ (251,675)     $(3,061,349)     $ (286,101)
  Adjustments to reconcile net loss to net cash
    used in operating activities
      Prior period adjustment                                      (40,311)              -                -               -
      Depreciation                                                  72,043             841          230,487             841
      (Increase) decrease in operating assets
        Accounts receivables                                      (140,500)              -         (386,725)              -
        Due from London Radiosurgical Centre, Ltd.                 (72,630)        (24,699)        (298,683)        (24,699)
        Prepaid expenses                                            13,330            (482)         (66,430)         (1,992)
        Deposits and other assets                                 (917,843)       (245,000)        (802,982)       (395,000)
        Restricted cash                                           (112,634)       (250,051)          34,512        (250,051)
        Accrued interest receivable                                (35,559)              -          (35,559)              -
      Increase (decrease) in operating liabilities
        Accounts payable                                            89,570         (17,420)         233,033          (5,744)
        Accrued liabilities                                        (49,353)          6,521          (54,452)          6,521
        Deferred revenue                                              (707)              -           13,420               -
                                                               -----------      ----------      -----------      ----------
     Net cash used in operating activities                      (2,768,801)       (781,965)      (4,194,728)       (956,225)
                                                               -----------      ----------      -----------      ----------


CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                            (229,573)        (32,472)        (897,924)        (32,472)
  Proceeds from sale of equipment                                  273,148               -          552,539               -
  Subordinated equity participation                                      -        (200,000)               -        (200,000)
                                                               -----------      ----------      -----------      ----------
     Net cash used in investing activities                         (43,575)       (232,472)        (345,385)       (232,472)
                                                               -----------      ----------      -----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from (repayment on) loan                                (56,834)        (50,000)          50,000               -
  Payments on obligations under capital lease                      (71,213)                         (83,078)
  Preferred stock issued                                         2,700,000               -        2,700,000               -
  Common stock issued                                            2,664,283       1,350,000        2,949,283       1,500,000
                                                               -----------      ----------      -----------      ----------
     Net cash provided by financing activities                  (5,236,236)      1,300,000        5,616,205       1,500,000
                                                               -----------      ----------      -----------      ----------

Net increase in cash                                             2,511,010         285,563        1,076,092         311,303

Effect of exchange rate changes on cash                              5,691               -           (5,687)              -

Cash - beginning of period                                         338,094          25,740        1,784,390               -
                                                               -----------      ----------      -----------      ----------
Cash - end of period                                           $ 2,854,795      $  311,303      $ 2,854,795      $  311,303
                                                               ===========      ==========      ===========      ==========

SUPPLEMENTAL DISCLOSURES
  Interest paid                                                $    84,344      $        -      $   211,302      $        -
  Income taxes paid                                            $         -      $      800      $     1,600      $      800

NON CASH INVESTING ACTIVITIES
  Equipment under capital leases                               $ 3,206,539      $        -      $ 4,835,929      $        -

NON CASH FINANCING ACTIVITIES
  Obligations under capital lease                              $ 3,206,539      $        -      $ 4,835,929      $        -
  Preferred stock dividend - beneficial conversion feature     $ 1,205,647      $        -      $ 1,205,647      $        -

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

NOTE 4 - PROPERTY AND EQUIPMENT

     Property and equipment at March 31, 2000 and 1999 consist of the following:

                                                                    MARCH 31,
                                                         -------------------------------
                                                              2000            1999
                                                         --------------  ---------------
              Leasehold improvements                     $      212,743  $            --
              Automobile                                          8,026               --
              Computer equipment                                152,885           11,694
              Office furniture and fixtures                      18,092           16,764
              Office equipment                                    7,092            4,014
              Equipment                                       4,255,617               --
                                                         --------------  ---------------
                                                              4,654,455           32,472
              Less accumulated depreciation                    (216,058)            (841)
                                                         --------------  ---------------

                                                         $   4,438,397  $        31,631
                                                         ==============  ===============

     Depreciation expense for the nine months ended March 31, 2000 and the period December 1, 1998 (date of recommencement) to March 31, 1999 was $230,487 and $841, respectively.

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

                                                                              MARCH 31,
                                                                  -------------------------------
                                                                        2000             1999
                                                                  ---------------   -------------
              Net loss
                  As reported                                     $   (3,061,349)   $    (286,101)
                  Pro forma                                           (4,867,277)      (1,010,706)
              Net loss - available to common shareholders

                  As reported                                     $   (4,266,996)   $    (286,101)
                  Pro forma                                           (6,072,924)      (1,010,706)
              Loss per share

                  As reported                                              (0.31)           (0.03)
                  Pro forma                                                (0.45)           (0.10)

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

NOTE 9 - INCOME TAXES

     At March 31, 2000 the Company has a net operating loss carryforward for tax purposes of approximately $2,601,000 which expires through the year 2019. The Internal Revenue Code contains provisions, which may limit the loss carryforward available if significant changes in shareholder ownership of the Company occur.

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
                                                   ==========      ==========

                  MOBILE P.E.T. SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - INCOME TAXES (Continued)

     The components of the net deferred tax assets were as follows:

                                                                                 MARCH 31,
                                                                     ----------------------------------
                                                                          2000               1999
                                                                     --------------      --------------
              Deferred tax assets
                  Start-up costs                                     $      155,949      $      113,136
                  Net operating loss carryforward                           978,985                  --
                                                                     --------------      --------------
                                                                          1,134,934             113,136
                  Less valuation allowance                               (1,134,934)           (113,136)
                                                                     --------------      --------------

              Net deferred tax assets                                $           --      $           --
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

     Equipment under capital lease is included in property and equipment as follows:


                                                                                   MARCH 31,
                                                                     -------------------------------------
                                                                             2000               1999
                                                                     -----------------  ------------------
         Equipment                                                   $       4,255,617  $               --
         Less accumulated amortization                                        (199,859)                 --
                                                                     -----------------  ------------------

         Net capital lease assets                                    $       4,055,758  $               --
                                                                     =================  ==================

     In December 1999 the Company entered into a capital lease with a leasing company for an imaging system having a cost of approximately $2,094,000. As of May 8, 2000 the Company has not accepted delivery of the imaging system.

     The Company leases office space under a non-cancelable operating lease. The office lease expires in December 2000. The Company leases certain other PET equipment under operating leases. The equipment leases expire through December 2004.

     Rent expense for the nine months ended March 31, 2000 and the period December 1, 1998 (date of recommencement) to March 31, 1999 was $30,998 and $12,580, respectively.

                  MOBILE P.E.T. SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 - COMMITMENTS (Continued)

     The following is a schedule by year (ending December 31) of the future minimum lease payments at March 31, 2000:

     Capital Operating

                                                           CAPITAL          OPERATING
         YEAR                                               LEASE             LEASES
         ----                                        ------------------  ---------------
         2000                                        $          746,966  $        21,564
         2001                                                 1,285,474               --
         2002                                                 1,285,474               --
         2003                                                 1,285,474               --
         2004                                                 1,104,876               --
         2005                                                   110,010               --
                                                     ------------------  ---------------
                                                              5,818,274  $        21,564
                                                                         ===============
         Less amount representing
           interest at 12.07%                                (1,644,718)
                                                     ------------------
         Present value of minimum lease
           payments (including current
           portion of $625,166)                      $        4,173,556
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

                  MOBILE P.E.T. SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - EARNINGS (LOSS) PER SHARE

     The computations of basic and diluted earnings per share from continuing operations for the nine months ended March 31, 2000 and the period December 1, 1998 (date of recommencement) to March 31, 1999 were as follows:


                                                                                  MARCH 31,
                                                                     -------------------------------------
                                                                            2000               1999
                                                                     -----------------  ------------------
              Loss per share - basic

              Numerator:
                  Net loss - available to
                      Common shareholders                            $      (4,266,996) $         (286,101)
              Denominator:
                  Weighted-average shares                                   13,568,694          10,463,353
                                                                     -----------------  ------------------
              Loss per share - basic                                 $           (.31)  $           (0.03)
                                                                     ================   =================

              Loss per share - diluted

              Numerator:
                  Net loss - available to
                      Common shareholders                            $      (4,266,996) $         (286,101)
              Denominator:
                  Weighted-average shares                                   13,568,694          10,463,353
                                                                     -----------------  ------------------
              Loss per share - diluted                               $           (.31)  $           (0.03)
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
                                                                     =================  ==================


NOTE 14 - PRIOR QUARTER ADJUSTMENTS

The March 31, 2000 financial statements have been restated to correct an error in the application of generally accepted accounting principles. Certain leases previously reported as operating leases have been recorded as capital leases in accordance with Financial Accounting Standards Board Statement No. 13 - ACCOUNTING FOR LEASES. The effect of the restatement is as follows:



FOR THE NINE MONTHS
ENDED MARCH 31, 2000                     AS PREVIOUSLY REPORTED                 AS RESTATED
--------------------------------------------------------------------------------------------
Property and equipment, net               $          925,200                   $   4,438,397
Obligations under capital lease                      552,309                       4,173,556
Accumulated deficit                                4,777,163                       4,885,213


Net loss                                          (2,953,299)                     (3,061,349)
Net loss-available to
  common shareholders'                            (4,158,946)                     (4,266,996)


Loss per share - basic                                  (.31)                           (.31)
Loss per share - diluted                                (.31)                           (.31)


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

Since inception, we have incurred significant losses and, as of March 31, 2000, we have incurred cumulative net losses of $4,885,213. We expect to experience operating losses and negative cash flow from operations for the foreseeable future. We anticipate our losses may increase significantly from current levels as we incur additional costs and expenses related to staffing, infrastructure development, marketing and sales activities and other capital expenditures. As a result, we will need to generate significant revenues to achieve and maintain profitability.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2000

The net loss from operations was $1,541,400 and the net loss available to common shareholders, after preferred stock dividend, was $2,779,900 or $.20 per share for the three months ended March 31, 2000, compared to the net loss of $251,700 or $.02 per share for the three months ended March 31, 1999.

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

General and administrative expenses for the three months ended March 31, 2000 were $1,456,500 as compared to $250,900 for the three months ended March
31, 1999. This represents expenditures for our continued efforts in establishing a national sales force, creating and executing a sales and marketing strategy directed to potential hospital and health care providers, and building our management and operations infrastructure to manage future growth opportunities.

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

FOR THE NINE MONTHS ENDED MARCH 31, 2000

The net loss from operations was $2,853,100 and the net loss available to common shareholders, after preferred stock dividend, was $4,267,000 or $.31 per share for the nine months ended March 31, 2000, compared to the net loss of $286,100 or $.03 per share for the four months ended March
31, 1999.

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

General and administrative expenses for the nine months ended March 31, 2000 were $2,892,600 as compared to $285,400 for the four months ended March
31, 1999. We incurred increased general and administrative expenses due primarily to the growth in staff and related expenses incurred in building our infrastructure, and increase advertising and marketing costs related to the introduction of our mobile PET services.

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

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2000, our total assets were $9,900,700 , compared to $1,214,700 at March 31, 1999. Current assets at March 31, 2000 totaled $5,008,900 and current liabilities were $1,025,200, as compared to March 31, 1999 statements which reflected current assets of $733,000 and current liabilities of $52,300. Shareholders' equity at March 31, 2000 increased to $5,313,700 from $1,162,300, due primarily to the issuance of 2,065,000 additional shares of common stock in the nine month period of $2,949,300; the private placement and issuance of 60 shares of Series A Convertible Preferred Stock in the amount of $2,700,000, net of issuance costs; and a net loss of $2,953,300 incurred in the nine-month period ended March 31, 2000.

The foreign currency translation adjustment in Shareholders' equity amounted to $2,400 at March 31, 2000 and there was no comparable adjustment at March 31, 1999. Transaction gains and losses are reflected in the cash flow as the effect of exchange rate changes on cash and was $5,700 for the quarter ended March 31, 2000.

Net cash used in investing activities for the nine months ended March 31, 2000 was $332,500 compared to $232,500 in the prior period ended March 31, 1999. In July 1999, we purchased a coach, for $273,400 and made a deposit of $637,500 for our second mobile PET system. We sold it to a leasing company in late December 1999, as part of a five year lease agreement, resulting in a financing lease. In March 2000, we entered into a similar arrangement as part of the five-year lease agreement with the same leasing company for our third mobile PET system, we purchased the trailer for $273,100 and sold it to the leasing company, resulting in a financing lease. In the nine months ended March 31, 1999, our net cash used in investing activities, $232,500 , was principally our investment in a $200,000, 8% Subordinated Equity Participation Agreement in London Radiosurgical Center, Ltd., of which we have accrued $35,600 of interest income recognized in the quarter ended March 31, 2000.

Net cash provided by financing activities for the nine months ended March 31, 2000 was $5,616,200, due to the issuance of 2,065,000 additional shares of common stock in the nine month period of $2,979,300; the private placement and issuance of 60 shares of Series A Convertible Preferred Stock in the amount of $3,000,000; and the proceeds from a $50,000 bridge financing. This compares to the prior period ended March 31, 1999 when 1,350,000 shares of common stock was subscribed and 1,000,000 shares issued, totaling $1,350,000.

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

                         PART II. OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibit 10.1, Lease between the Company and Finova Capital Corporation dated March 17, 2000 *

          10.2, Master Hire Purchase Agreement dated December 16, 1999 *

          10.3, Office Space Lease Agreement dated January 1, 1999 *

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

                                      MOBILE P.E.T. SYSTEMS, INC.

Date: August 23, 2000                By: /s/ Thomas G. Brown
                                        ---------------------------------------
                                        Thomas G. Brown, Chief Financial Officer