Form 10KSB40
period 2000-06-30
MOBILE PET SYSTEMS INC
filed 2000-10-11
CIK 1097181

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
(x)                Annual Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                     For the fiscal year ended June 30, 2000

                                       or

(  )              Transition Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                        Commission file number 000-27915

                           MOBILE P.E.T. SYSTEMS, INC.
                             A DELAWARE CORPORATION
             (Exact name of registrant as specified in its charter)


              Delaware                                  11-2787966
    (State or Other Jurisdiction           (I.R.S. Employer Identification No.)
  of Incorporation or Organization)


                         2240 SHELTER ISLAND DRIVE #205
                           SAN DIEGO, CALIFORNIA 92106
               (Address of principal executive offices) (Zip Code)

                                 (619) 226-6738
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

     Title of each class so registered:         Name of each exchange on which
                                                   each class is registered:

                  NONE                                        NONE

           Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK, PAR VALUE $0.0001
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.   / X /

         Revenues for fiscal year 2000 were $1,122,969.

         The aggregate market value of voting stock held by non-affiliates of the registrant was $9,253,323 as of September 27, 2000 (computed by reference to the last sale price of a share of the registrant's Common Stock on that date as reported by the OTC Bulletin Board).

         There were 14,944,658 shares outstanding of the registrant's Common Stock as of September 27, 2000.

         Transitional small business disclosure format (check one): Yes    No X
                                                                       ---   ---

                                     PART I

ITEM 1. BUSINESS

GENERAL

         Mobile P.E.T. Systems, Inc. is a medical service provider operating mobile Positron Emission Tomography ("PET") imaging systems in selected marketplaces in the United States and Europe. PET imaging systems produce images of the body that represent the metabolic characteristics of tissues rather than anatomical information, providing for the earliest detection of many abnormalities that are undetected with conventional x-ray, Computerized Axial Tomography ("CT"), or Magnetic Resonance Imaging ("MRI") imaging systems. PET effectively detects many cancers, cardiac and neurological disorders at their earliest stages which influences patients' treatment options and eliminates redundant testing, hospitalization or non-beneficial treatment procedures.

         We provide the PET imaging system housed in a mobile coach and dedicated facilities. We also provide the technical personnel who operate the equipment and implement the PET procedure under the direction of hospital physicians. Our contracted services provide hospitals which do not have high patient volumes to purchase or support a dedicated PET system access to this advanced diagnostic imaging technology and the related patient benefits.

         We are subject to the informational requirements of the Securities Exchange Act of 1934 (the "Exchange Act") which requires us to file reports, proxy statements and other information with the Securities and Exchange Commission. Such reports, proxy statements and other information may be inspected at public reference facilities of the SEC at Judiciary Plaza, 450 Fifth Street N.W., Washington D.C. 20549; Northwest Atrium Center, 500 West Madison Street, Suite 1400, Chicago, Illinois 60661; 7 World Trade Center, New York, New York, 10048; and 5670 Wilshire Boulevard, Los Angeles, California 90036. Copies of such material can be obtained from the Public Reference Section of the SEC at Judiciary Plaza, 450 Fifth Street N.W., Washington, D.C. 20549 at prescribed rates. Because we file documents electronically with the SEC, you may also obtain this information by visiting the SEC's Internet web site at http://www.sec.gov.

ABOUT OUR INDUSTRY

         The diagnostic imaging industry generates annual revenues in excess of $50 billion in the United States, or approximately 5% to 6% of total health care spending. There are at present approximately 160 PET systems in the United States, including approximately 130 hospital-owned systems, 20 independent fixed site systems and 10 mobile units. By comparison, in 1998 there were approximately 4,000 MRI systems in the United States consisting of approximately 2,400 hospital owned systems, 1,000 independent fixed site systems and 600 mobile systems.

         Recent studies by the Institute for Clinical PET (Positron Emission Tomography, Biological Imaging for Medicine, A Proven Answer to Improve Healthcare Quality and Lower Cost, May 1995, by Terry D. Douglass, PhD, available by contacting the ICP at (703) 516-9255) concluded that PET is a cost-effective diagnostic imaging procedure for a number of indications. In cost-effectiveness studies conducted by the ICP, the use of PET in four indications for the United States Medicare and non-Medicare populations demonstrated significant cost savings. The four retrospective studies focused on lung cancer, breast cancer, colorectal cancer recurrence, and myocardial viability. In the studies of these four indications in the Medicare population, ICP estimated the total Medicare savings from the use of PET diagnostic imaging procedures would approximate $1.6 billion per year. In addition, ICP estimated the number of invasive and other diagnostic procedures would be reduced by 189,162 procedures. Finally, ICP estimated the number of annual PET studies required for the four indications in the Medicare population would be 388,951. ICP's cost effectiveness studies for the non-Medicare population concluded the total cost savings from the use of PET diagnostic imaging would approximate $4.1 billion annually. In this population, ICP estimates the number of invasive and other diagnostic procedures would be reduced by 182,520 procedures annually. In addition, ICP indicated that the number of annual PET studies required in this population would approximate 401,616 tests. It should be noted that ICP's calculations examined only the savings related to the cost of the procedures avoided, and did not include additional savings realized by avoiding the complications of procedures rendered unnecessary by knowledge of PET results.

THE PET PROCEDURE

         Commercial diagnostic PET imaging systems are comprised of high speed computers, an examination table and a large imaging detector mechanism, which are used to acquire and produce detailed PET images of the human body's metabolic functions. Performing an actual PET procedure scan involves first introducing a "radiotracer" into the patient's blood stream. A "radiotracer" is a substance which when diffused into a patient's system allows the PET scanner to create an image of the body's metabolic functions. After the radiotracer is diffused into the patient's body (which takes approximately 45 minutes), the patient is placed on an examination table which is moved into the center of the PET imaging mechanism, which is cylindrical and has an opening (or "gantry") with a diameter of approximately 60 centimeters. The wide gantry and relatively short length of the imaging mechanism help minimize patient discomfort. The scanning process takes approximately one hour to complete.

         The PET imaging system detects signals emitted by the radiotracer as it moves through the body. The radiotracer is attracted to any metabolic activity. As an example, cancer cells (which are highly metabolic) are easily detected by the PET imaging procedure. A high-speed computer reconstructs the signals into three dimensional images that display normal or abnormal metabolic function. The radiotracer used in the PET procedure dissipates within twenty-four hours and the patient may go home the same day.

THE ADVANTAGES OF PET

         PET offers significant advantages over other diagnostic imaging techniques as it provides a direct measure of biochemistry and functional/ metabolic activity. In most cases, the precursors to all disease are biochemical in nature and initially affect function, as opposed to structure. PET, which has the ability to create a diagnostic image of early metabolic changes, can significantly reduce the time to diagnosis, reduce costs and improve patient outcomes for numerous indications for oncology, cardiology and neurology.

         PET offers the following substantial advantages over current diagnostic imaging procedures:

         -- replaces the need for multiple, costly medical testing with a single imaging procedure;
         -- displays a 3D image of all of the organ systems of the body with one examination;
         -- diagnoses and detects diseases, in most instances, before detection by other tests;

         -- monitors the path and progress of disease as well as how the body responds to treatment;
         -- reduces or eliminates ineffective or unnecessary surgical/medical treatments and hospitalization; and
         -- reduces redundant medical costs and reduces discomfort to the patient.

         As a result of the cost efficiency and clinical effectiveness of PET, the Company believes that hospitals and other health care providers are experiencing increased demand from their patients to provide PET technology and related services. Increasingly, such health care providers are utilizing third parties, like our company, to provide technology-driven patient services.

         Approximately 7.4 million Americans have a history of cancer, and
1.3 million new U.S. cancer cases were diagnosed in 1999. PET is currently recognized as one of the only metabolic medical tool powerful enough to accurately image and measure with a single pass the metabolic function of cancer. It can also provide information to determine whether a primary cancer has metastasized to other parts of the body. PET has demonstrated its usefulness in cost-effective, whole-body metastatic surveys; avoiding biopsies for low-grade tumors; non-invasive differentiation of tumors from radiation necrosis; early change in course of ineffective chemotherapy; and avoiding unnecessary diagnostic and therapeutic surgeries.

         In cardiology, a PET scan is one of the most accurate tests to detect coronary artery disease. The PET images can display inadequate blood flow to the heart during stress that is undetected by other non-invasive cardiac tests. PET enables physicians to screen for coronary artery disease, to assess flow rates and flow reserve, and to distinguish viable from nonviable myocardium for bypass and transplant candidates. It is also fast becoming an important tool for cardiologists attempting to achieve reversal of coronary artery disease through aggressive risk factor modification such as the Ornish diet program, enabling both doctor and patient to directly and non-invasively measure the progress of improvement in coronary blood flow. In neurology, PET can assist in the early detection and diagnosis of such brain disorders as Alzheimer's and Parkinson's diseases. PET scans can detect a consistent diagnostic pattern for Alzheimer's disease where certain regions of the brain may show decreased metabolism early in the disease. This pattern often can be recognized several years before a physician is able to make the diagnosis clinically. In addition, PET scans can differentiate Alzheimer's from other confounding types of dementia or depression. In a similar fashion, PET scans can detect Parkinson's disease. A labeled acid is used with PET to determine if the brain is deficient in dopamine synthesis. If it is determined there is no deficiency and the patient is not suffering from Parkinson's disease, then the course of tremor evaluation and treatment will be different.

         According to the ICP and the UCLA School of Medicine, PET diagnostic imaging offers medical specialists a metabolic and clinical process to pinpoint soft-tissue disorders. MRIs provide anatomical images of the body that are not as effective as PET's 10-year history of early diagnosis of a growing number of cancers, heart and brain disorders.

         According to two studies, Contribution of PET in the Diagnosis of Recurrent Colorectal Cancer Comparison with Conventional Imaging, EUROPEAN JOURNAL OF SURGICAL ONCOLOGY 1995, 21: 517-522; and Diagnostic Value of Positron Emission Tomography for Detecting Breast Cancer, CT scanning is also less effective than PET Scans as a tool for early detection and diagnosis. WORLD JOURNAL OF SURGERY 1998, 22: 223-228.

These studies indicate that PET imaging has displayed the following detection rates compared to CT scanning and mammography:

         -- an 81% detection rate for lung cancer, compared to a 52% detection rate with CT;
         -- a 95% detection rate for colon cancer, compared to a 68% detection rate with CT; and
         -- an 85% detection rate for breast cancer, compared to a 67% detection rate for mammography.

         Considering only the 131,600 new incidences of colon cancer diagnosed in 1998, PET imaging services would have detected, based on the 95% detection rate, 125,020 incidences as compared to only 89,488 incidences from CT scanning. This represents a 40% higher rate of detection.

OUR SERVICES

         We provide convenient cost effective mobile imaging services for hospitals, medical centers and other health care providers that are unable to financially justify the acquisition of a dedicated PET facility.

         All of our mobile PET imaging systems are housed in mobile coaches designed for convenience, patient comfort and safety, and include a powered patient lift, stairway, stabilizing system for leveling, and transportation alarm to warn of equipment not properly stowed for transport. The interior space of the coach is divided into three sections: a patient staging room, a technology control room, and the PET imaging section.

         With certain hospitals or medical groups, we develop and operate dedicated PET facilities. We provide hospitals with PET diagnostic imaging service time to easily accommodate their patients on a daily basis. We anticipate physician referrals will increase to a minimum of approximately nine exams per day of service.

         We offer a complete, comprehensive "Total Solutions" approach to our clients which includes:

         --       Medical Advisory Board to stage PET seminars that inform
                  physicians on the benefits of PET.
         --       Physician training programs and expert over-read services that assist the hospitals' staff physicians to become qualified PET exam interpreters.
         --       Electronic data transmission and archiving of all PET exams by use of our Internet site and software package.
         --       Licensure assistance by our physicists.
         --       PET Site Planning Guide and support to accommodate mobile PET trailers to each of our clients' locations.
         --       PET Strategic Marketing Plan complete with regional
                  specialists to evaluate and inform physicians.
         --       Convenient access to radiotracers at negotiated discount
                  rates.

         We currently have six ECAT-Registered Trademark- EXACT-TM- PET systems on order from CTI/Siemens Medical Systems, and we are ordering seven Registered Trademark-ADVANCE-TM PET Imaging Systems from General Electric Medical Systems. We have received four mobile Siemens PET systems to date, three of which are in operation. We expect the balance of the Siemens PET Systems to be in operation by calendar year end 2000. We received the first dedicated Non/Mobile GE System in August 2000. We received the first Mobile GE Registered Trademark-ADVANCE-Tm PET Imaging System in March 2000. The cost for a fully commissioned PET imaging system can range from $1.6 to $2.0 million inclusive of mobile coach or lease hold improvements.

         The PET imaging scanner is a whole-body system that provides 2D and 3D volume measurements of metabolic and physiologic processes. The system consists of the PET imaging scanner, integrated workstations, a 3D Advanced Computational Image Acquisition and Display System, and patient couch, all integrated into a mobile trailer or dedicated facility.

OUR OPERATIONS

         CUSTOMER BASE. We believe that many hospitals and other health care providers will seek access to PET imaging services to remain competitive in the health care marketplace.

         Regulatory and licensing requirements in many states may also limit general access to PET imaging services. In addition, many health care providers lack sufficient patient volumes or financial resources to justify the purchase of a dedicated in-house PET system. As a result, providers will consider contracting for mobile services to gain access to PET technology, build patient flows and provide comprehensive PET services to their communities.

         Many health care providers, regardless of whether their patient flow levels and financial resources justify the purchase of a PET system, may prefer to contract with us to (i) obtain the use of a PET system without significant capital investment or financial risk; (ii) retain the ability to switch system types and avoid technological risk; (iii) eliminate the need to recruit, train and manage qualified technologists; or (iv) provide expanded imaging services when patient demand exceeds their in-house capability.

         MOBILE SERVICES AGREEMENTS. We provide our services to hospitals and health care providers under a Positron Emission Tomography Mobile Services Agreement that we enter into with these entities. These agreements have standardized provisions which are subject to minor modifications based on the needs of a particular customer. Under these agreements, we provide our mobile PET System, along with a minimum of one trained operator, for a specified number of days per week. Pricing is based on a per-patient basis, and is subject to discounts based on the volume of patients examined per day. A minimum of four PET exams per day is required. In some cases, we allow our customers to pay us a flat fee per day for our services. We require our customers to pay us for our services within thirty days after we bill them. The agreements require our customers to perform various functions and supply various items, such as power, medical supplies, physicians and patient screening. The agreements have a five year term, which is subject to automatic renewal for another five year term. The agreements may be terminated for certain causes described in the agreements, including a customer's lack of economic justification for our services, or a customer's installation of a fixed site PET system (however, in certain agreements we have a right of first refusal to participate in any joint venture created to install such a system). The agreements also require that all PET services on our customers' sites be performed exclusively by us. To date, we have entered into agreements with the following hospitals and health care providers:

- Pomona Valley Hospital Medical Center
- Saint John's Health Center
- Community Hospital of Williams County
- Jewish Hospital Healthcare Services, Inc.
- Scripps Health dba Scripps Memorial Hospital- La Jolla
- St. Joseph Hospital of Orange

- St. Joseph's Regional Medical Center
- Torrance Memorial Medical Center
- University of Louisville Hospital
- University Nuclear Medicine, Inc.
- Lutheran Hospital of Indiana
- State University of New York at Buffalo
- Desert PET, Palm Springs
- Tuality Health Care, Hillsborough, Oregon
- Salem Hospital, Oregon - St. Agnes, Fresno
- Modesto Imaging, California
- Sutter Lakeside, Lakeport, California
- Advenist, Portland, Oregon
- Providence, Portland, Oregon
- Redwood Radiology, Santa Rosa, California
- O.H.S.U., Portland, Oregon
- Trover Foundation
- O.H.S.U., Ohio
- OPUS Imaging
- RDI Owensborough, Kentucky
- Clark Co. (Jewish)
- Day 2 Jewish
- Lima, Ohio
- Mercy Cedar Rapids
- Covenant, Iowa
- Iowa Methodist
- Silver Cross, Illinois
- Cox Med, Springfield
- St. Johns, Springfield
- Austin, Radiological
- Mid Town

         DEDICATED FACILITIES. We develop dedicated PET service facilities with hospitals or medical groups who have sufficient patient volumes to support a full time dedicated facility. These projects are structured as either wholly owned or joint ventures with a healthcare institution.

         REIMBURSEMENT. Mobile diagnostic imaging service providers are generally not reimbursed directly by health care payors such as Medicare, Medicaid, insurance companies or managed care companies. Instead, mobile diagnostic imaging service companies contract directly with and are paid by the hospital, which then bills the health care payors. All of our revenues will be paid directly by the hospital. As a result, we should realize a higher level of accounts receivable turnover and a lower allowance for uncollected debt. To date, all of our customers have paid us on time. However, there can be no assurance that we will always be paid in a timely manner.

         Billing and reimbursement for diagnostic imaging services is divided into a technical component and a professional component. Our business revenue is based on providing the technical component, which includes the cost of the equipment, labor and materials needed to perform the procedure by our company and a hospital. The professional component is the cost of interpreting the image by the nuclear medicine physician or radiologist.

         We contract with a hospital to receive a negotiated rate for the technical component of the imaging service. This wholesale rate pays us for providing the technical component of the service and allows the hospital to mark up the service to the healthcare payor to the extent permissible under state or federal law. This markup reimburses the hospital for its services rendered to the patient and the associated physician costs. At the current time, the average insurance reimbursement to a hospital for a particular PET procedure is $1,900 to $3,100.

         Insurance companies currently reimburse approximately 70% of PET procedures. In January 1998, the Health Care Financing Administration (HCFA) approved Medicare reimbursement for the diagnostic evaluation of solitary pulmonary nodules and for staging non-small cell lung cancer. In March 1999, the HCFA announced approval to reimburse PET scans in the diagnosis and management of certain cancers in Medicare beneficiaries. The March 1999 announcement approves the reimbursement for the detection and localization of recurrent colorectal cancer with rising carcinoembryonic antigen known as CEA; staging and characterization of both Hodgkins and non-Hodgkins lymphoma in place of a gallium scan or lymphangiogram; and identification of metastases in melanoma recurrence in place of gallium studies.

         The Health Care Financing Administration (HCFA) has developed the hospital outpatient prospective payment system (HOPPS) for Medicare hospital outpatients, called ambulatory pricing categories, or "APC's". This new system affects the payments for outpatient procedures performed in hospitals or hospital owned imaging centers. A variety of nuclear medicine and PET procedures have been categorized into nine groupings, one of which is allocated to PET scanning. Effective August 1, 2000, reimbursement for the APC 981 for FDG-PET oncology studies is set at $2,249.50, and includes payment for the radiopharmaceutical. Another APC 285 will be used to pay for Rb-82 cardiac perfusion imaging studies and has been given a national rate of $730.22 plus the radiopharmaceutical costs.

         Medicare outpatient procedures at Freestanding Imaging Centers are billed and reimbursed by PET G-Codes. The payment levels for these G-Codes vary around the country by Medicare region. Estimates on the average reimbursement for G-Codes G0030 - G0047 range from $1,600 - $2,000 for a combined cardiac rest / stress study inclusive of isotope. For G-Codes G0125 - G0126 and G0163 - G0165 for FDG-PET oncology studies reimbursement averages $1,980 for the technical component, including the FDG.

         The implication of the foregoing HCFA approvals is an indication that a promising technology has at last become commercially feasible. For nearly 20 years PET imaging has shown tremendous promise in the investigation of pharmacologic agents and the management of cancer patients, cardiac patients and certain neurologic indications, but has not been reimbursable. This has prevented the dissemination of this technology to community hospitals and restricted its use to major medical centers. It appears that hospitals can now avail themselves of a cutting edge technology which may become a standard of health care.

GOVERNMENT REGULATION

         Insurance payments for PET scans are categorized into Medicare reimbursement and private insurance reimbursement.

         Private insurance carriers are unaffected by the new Medicare coding and reimbursement system, and continue to reimburse according to their internal policies.

         We are required to adhere to a wide variety of other regulations governing the operation of our business. For example, federal regulations commonly known as the "Stark Laws" impose civil penalties and exclusion from participation in the Medicare program of reimbursement for referrals for "designated health services" by physicians to certain entities with which they have a financial relationship (if those referrals do not fall within an exception to the prohibition). "Designated health services" include, among other things, PET services. While implementing regulations have been issued relating to referrals for clinical laboratory services, no final implementing regulations have been issued regarding the other designated health services, including PET services. However, under the proposed implementing regulations interpreting the Stark Laws, it is likely that these proposed rules will apply to mobile PET scanners, thereby restricting certain physician referrals for such services by an investor-physician or a physician who has a compensation arrangement with us.

         In addition, several states (including the State of California) in which we operate or plan to operate have enacted or are considering legislation that restricts physician referral arrangements in a manner similar to the Stark Laws and requires physicians to disclose any financial interest they may have with a health care provider to their patients to whom they recommend that provider. Possible sanctions for violating these provisions include loss of medical licensure and civil and criminal sanctions. Such state laws vary from state to state and seldom have been interpreted by the courts or regulatory agencies. Nonetheless, strict enforcement of these requirements is likely.

         Additional state and federal laws prohibit the payment or receipt of bribes, kickbacks, rebates and any other direct or indirect remuneration in return for or to induce the referral of an individual to a person for the furnishing, directing or arranging of services, items or equipment, commonly referred to as anti-kickback laws. Violation of the anti-kickback laws may also result in civil and criminal penalties, loss of medical licensure and exclusion from the Medicare and other federal health care programs, to the extent such federal reimbursement program beneficiaries are involved.

COMPETITION

         We believe that the key competitive factors affecting our business include providing quality, reliable service; attracting and retaining quality technicians; price; and availability. At the present time, we believe that there is one major company providing mobile PET services (Alliance Imaging, Inc.) as well as several regional competitors. We believe that we currently have the largest fleet of operating mobile PET systems operating in the U.S.

         We are, and will continue to be, subject to intense competition in our targeted markets, principally from businesses providing other traditional diagnostic imaging techniques, including existing and developing technologies, and competitive products. Significant competitive factors which will affect future sales in the marketplace include regulatory approvals, performance, pricing and general market acceptance.

         The diagnostic imaging market is also highly competitive. There are many companies engaged in this market, some with significantly greater resources than ours.

         In addition to direct competition from other providers of mobile PET services, we compete with free-standing CT, MRI and PET imaging centers, health care providers that have their own diagnostic imaging systems, and equipment manufacturers that sell or lease imaging systems to health care providers for mobile or full-time use. The risks that may occur if we fail to compete successfully are discussed in the "Risk Factors" section of this Form 10-KSB.

OUR COMPETITIVE STRATEGY

         Our management team has developed and will implement a business strategy designed to maximize return on invested capital and increase revenues and cash flow. Our goal is to achieve a leadership position in our industry as well as pursue significant growth opportunities based on the following competitive strategies. However, there can be no assurance that we will achieve a leadership position or experience significant growth as a result of these strategies.

         SUPERIOR CUSTOMER SERVICE AND STRONG CUSTOMER RELATIONSHIPS. We will position ourselves as a service company rather than solely as a supplier of equipment and will compete on the basis of value-added services in addition to price. We will differentiate ourselves from potential competitors by aggressively marketing our services to those providers who may determine such services are medically necessary for their patients, such as physicians, nuclear medicine specialists, radiologists and hospital administrators by offering advance PET imaging technology services, trained PET technologists, as well as marketing, logistical and education programs to accommodate the growing needs of our customers.

         BECOME THE DOMINANT PROVIDER OF MOBILE PET SERVICES. We are currently operating mobile PET systems in California, Kentucky, Ohio, and Indiana. We intend to commence operations in Texas, Oregon, Iowa, New York, Oklahoma, Missouri, Florida, Pennsylvania, New Jersey and Nevada, in the fourth quarter of calendar year 2000. As we grow, we believe we will benefit from (i) significant equipment purchasing savings; (ii) attractive service and maintenance contracts from our primary equipment suppliers; (iii) strong name recognition and a reputation for quality service; (iv) financial flexibility and access to lower-cost capital; and (v) the ability to efficiently deploy systems in a manner which maximizes fleet utilization while satisfying our customer requirements.

         SECURE EXCLUSIVE, LONG-TERM CONTRACTS WITH KEY HOSPITALS IN ATTRACTIVE MARKETS. We generate significantly all of our revenues from exclusive, long-term contracts with hospitals and other health care providers, with the price for our services determined on a fee for service basis. Our marketing focus is currently directed, but not limited to, four key market segments in the U.S. They include California, New York, Texas and Florida. We have initially targeted 40 hospitals in each market which we believe require access to PET services. These targeted hospitals need to remain competitive in their respective health care markets or may lack sufficient patient volumes to justify the purchase of a dedicated PET system. We have pursued securing long-term contracts with several high profile university hospitals, which offer the potential of establishing market presence and name recognition for our company. We have also developed a "Total Solutions" strategy which will utilize our senior executives and our Medical Advisory Board members to help our customers during the start-up phases at their facilities. Our "Total Solutions" approach includes physician education and a focused marketing effort to increase our usefulness to physicians and healthcare entities. Our "Total Solutions" approach also enables us to provide consultation in the areas of billing and third party contracts.

         SUBSTANTIAL OPERATING LEVERAGE. Because of the significant amount of fixed costs associated with operating a PET system, we can benefit from operating leverage, with increased utilization rates resulting in increases in operating earnings and margins.

         FAVORABLE PAYMENT TERMS. A majority of our billings are direct to hospitals. The hospitals, in turn, generally pay us prior to collecting from patients and third party payors. Accordingly, our exposure to uncollectable patient receivables is minimized.

         EXPERIENCED MANAGEMENT TEAM. Our senior management team has considerable industry experience. Our senior and operating managers have successfully developed and implemented marketing, operating and financial strategies with previous health care companies.

         INCREASE SCAN VOLUMES. We believe that the demand for PET procedures will continue to grow as new applications are developed and PET continues to gain increased acceptance resulting in replacing and/or supplementing other imaging technologies. We have an opportunity to achieve a growing level of patient procedures by both adding new customers and increasing the number of patient procedures performed for these customers.

         MAXIMIZE RETURN ON INVESTED CAPITAL. We will actively manage the utilization of our PET systems to maximize our return on capital (i.e., the amount of cash flow generated by each system relative to the carrying value of such system). We hope to maximize our return on capital through the "operating leverage" which may be realized by billing our customers on a per-patient basis, so that as patient flows increase our revenues also increase, but without a significant corresponding increase in our operating costs. However, this operating leverage does not exist when we allow our customers to pay us a flat daily fee for our services. We estimate that, on average, a system can be utilized for approximately eight years in a high demand market when properly maintained and upgraded, after which time the system can either be utilized in a market with less demand or traded in for a new system.

         IDENTIFY ATTRACTIVE STRATEGIC ACQUISITIONS. Although our management's initial operational focus is directed toward geographically expanding our business through internal growth rather than by acquisitions, we may attempt to identify attractive strategic acquisition opportunities that may arise as well as our ability to (i) access additional and lower cost financial resources; (ii) realize significant synergies, operating expense reduction and overhead cost savings; and (iii) expand into new geographic markets.

CUSTOMER SUPPORT

         As part of our professional services, we provide several levels of support to a hospital or health care provider, including (i) developing commercial and clinical marketing materials; (ii) sponsoring clinical lectures; and (iii) offering educational over-read services. In addition, consulting services for billing, collections, and third-party contracts are available on request. We believe that these services play a key role in our ability to sign up routes over competitors, retain accounts and build patient procedures.

SALES AND MARKETING

         Our sales force consists of eight regional vice presidents. These regional vice presidents identify, qualify and contact candidates about our services. Each regional vice president has overall management and revenue responsibility for a specific region of the country.

         Direct marketing to referring physicians plays a primary role in our ability to increase patient procedures. Our regional marketing specialists focus on developing increased scan volumes by introducing our PET services to referring physicians and keeping such physicians apprised of our PET service capabilities. In addition, certain key members of our executive officers spend a portion of their time marketing our services. We have also assembled a Medical Advisory Board comprised of leading physicians who assist in educational programs directed to the medical community which enhance our ability to attract and retain customers.

         Our initial target market includes hospitals located in metropolitan areas that have an on-site oncology department or have affiliated oncology service relationships. We believe there are approximately 2,000 hospitals with 250 beds or more in the U.S. that meet this criteria. Our initial sales and marketing focus has been directed at the eight major markets of Southern California, New York, Texas, Northern California, Eastern Pennsylvania, Chicago, Boston and Florida. At any given time, our regional vice presidents have targeted approximately 40 hospitals in each market, 15 of which are at a mature negotiating stage for the potential signing of contracts.

YEAR 2000 COMPLIANCE

         To our knowledge, as of the date of filing of this Form 10-KSB, we are not aware of any Year 2000 compliance problems adversely affecting us or our suppliers or customers. However, there can be no assurance that our business will not be negatively affected by Year 2000 problems experienced by us, our suppliers or customers. If there is a failure in Year 2000 compliance by us or one of our suppliers or customers, we could suffer major disruptions in our ability to schedule PET services, obtain PET systems, or receive payment for our sales.

RISKS RELATED TO OUR BUSINESS

THERE ARE RISKS ASSOCIATED WITH FORWARD-LOOKING STATEMENTS MADE BY US AND ACTUAL RESULTS MAY DIFFER.

         Some of the information in this Form 10-KSB contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate," and "continue" or similar words. You should read statements that contain these words carefully because they:

         -        discuss our future expectations;
         - contain projections of our future results of operations or of our financial condition; and
         -        state other "forward-looking" information.

         We believe it is important to communicate our expectations. However, there may be events in the future that we are not able to accurately predict or over which we have no control. The risk factors listed in this section, as well as any cautionary language in this Form 10-KSB, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of the events described in these risk factors could have an adverse effect on our business, results of operations and financial condition.

WE HAVE LOST MONEY SINCE INCEPTION, EXPECT FUTURE LOSSES AND MAY NEVER BECOME PROFITABLE.

         Since inception, we have incurred significant losses, and as of June 30, 2000, we had an accumulated deficit of $8,415,771. We expect to continue to incur net losses until sales generate sufficient revenues to fund our continuing operations. We may fail to achieve significant revenues from sales or achieve or sustain profitability. There can be no assurance of when, if ever, we will be profitable or be able to maintain profitability.

OUR PRODUCTS MAY NOT BE ACCEPTED BY THE MEDICAL COMMUNITY OR BY PATIENTS WHICH MAY PREVENT US FROM EVER BECOMING PROFITABLE.

         The acceptance of PET technology may be adversely affected by its high cost, concerns by patients and physicians relating to its safety and efficacy, and the substantial market acceptance of other diagnostic tools such as MRIs and CT scans. We have a limited sales force and will need to hire additional sales, technologists, and marketing personnel to increase the general acceptance of PET services. Of all the factors impacting our profitability, the failure of PET services to achieve broad market acceptance would have the greatest negative impact on our business, financial condition and results of operations and our profitability.

IF WE DO NOT BECOME PROFITABLE WE MAY NOT BE ABLE TO CONTINUE OUR OPERATIONS.

         Our future sales and profitability depend in part on our ability to demonstrate to hospitals the potential cost and performance advantages of the PET system over traditional diagnostic imaging systems. To date, commercial sales of PET services have been limited. We do not know if PET services or mobile PET service can be successfully commercialized on a broad basis. Our ability to achieve profitability in the future will depend in part on our ability to continue to successfully market and sell PET services on a wide scale.

WE DEPEND ON A SMALL NUMBER OF SUPPLIERS THE LOSS OF WHICH COULD
ADVERSELY AFFECT OUR BUSINESS.

         We purchase the PET system from a limited group of qualified suppliers. Siemens has approximately 75% of the market share for PET systems worldwide. In 2000, GE Medical Systems introduced its first PET
Scanner that can be operated on a mobile configuration. While we believe that alternative suppliers could be found for the PET system, we cannot assure you that any supplier could be replaced in a timely manner. Any interruption in the supply and/or delivery of the PET system could materially harm our ability to conduct our business, our financial condition and results of operations.

WE MAY BE UNABLE TO PROVIDE ADEQUATE SUPPORT TO OUR CUSTOMERS AND THIS MAY ADVERSELY AFFECT OUR RELATIONSHIP WITH THEM.

         We have limited experience with widespread deployment of our products and services to a diverse customer base, and there can be no assurance that we will have adequate personnel to provide the level of support that our customers may require during initial product deployment or on an ongoing basis. An inability to provide sufficient support to our customers could have an adverse impact on our reputation and relationship with our customers, prevent us from gaining new customers, and adversely affect our business, financial condition or results of operations.

OUR FOREIGN SALES ARE SUBJECT TO RISKS WHICH COULD NEGATIVELY IMPACT OUR SALES AND BUSINESS.

         An increasing portion of our sales may be made in foreign markets. The primary risks to which we are exposed due to our foreign sales are the difficulty and expense of maintaining foreign sales distribution channels, political and economic instability in foreign markets and governmental quotas and other regulations. There is also a risk due to the effect of exchange rate changes on the foreign currency we receive.

         The regulation of medical devices worldwide also continues to develop, and it is possible that new laws or regulations could be enacted which would have an adverse effect on our business. In addition, we may experience additional difficulties in providing prompt and cost effective service of PET scans in foreign countries. We do not carry insurance against these risks. The occurrence of any one or more of these events may individually or in the aggregate have an adverse effect upon our business, financial condition and results of operations.

THE PET SYSTEM MAY BECOME TECHNOLOGICALLY OBSOLETE AND OUR BUSINESS COULD BE HARMED.

         The markets in which our PET system competes are subject to rapid technological change as well as the potential development of alternative diagnostic imaging techniques or products. These changes could render the PET system uncompetitive or obsolete. Although we believe that the PET system can be upgraded to maintain its state-of-the-art character, the development of new technologies or refinements of existing ones might make PET systems technologically or economically obsolete, or cause a reduction in the value of, or reduce the need for, PET systems. Although we are not aware of any substantial technological change, should such change occur, there can be no assurance that we will be able to acquire the new or improved systems which may be required to service our customers. We are also subject to the risk that customers will cease using our PET services upon expiration of contracts and purchase or lease their own PET systems.

WE ARE SUBJECT TO GOVERNMENTAL REGULATION WHICH COULD ADVERSELY AFFECT OUR BUSINESS.

         We are required to adhere to a wide variety of regulations governing the operation of our business. Noncompliance with state, local, federal or foreign requirements can result in serious penalties that could harm our business. Although we believe that our operations comply with applicable regulations, there can be no assurance that subsequent adoption of laws or interpretations of existing laws will not regulate, restrict or otherwise adversely affect our business.

         Federal and state laws severely restrict the ability of physicians to refer patients to entities with whom they have a financial or ownership interest, commonly referred to as the physician self-referral laws. Additionally, federal and state laws prohibit the payment or receipt of bribes, kickbacks, rebates and any other direct or indirect remuneration in return for or to induce the referral of an individual to a person for the furnishing, directing or arranging of services, items or equipment, commonly referred to as anti-kickback laws. Penalties for violations of these state and federal laws include administrative, civil, and criminal penalties, loss of state licensure and exclusion from federal reimbursement programs such as Medicare, beneficiaries of federal reimbursement programs are involved.

         We believe we can market our services to health professionals and provide such services without violating or encouraging the violation of these and related laws dealing with the provision of health care services. However, our failure or our customers' failure to comply with the anti-kickback laws or the Stark Laws or the application of new laws or new interpretation of existing laws could result in an adverse effect on our business.

IF WE ARE UNABLE TO OBTAIN ADDITIONAL FUNDING OUR BUSINESS OPERATIONS WILL BE HARMED.

         We believe that our available short-term assets and investment income will be sufficient to meet our operating expenses and capital expenditures through the current fiscal year. We do not know if additional financing will be available when needed, or if it is available, if it will be available on acceptable terms. Insufficient funds may prevent us from implementing our business strategy or may require us to delay, scale back or eliminate certain contracts for the provision of PET services.

THE LOSS OF ANY OF OUR KEY MANAGERS COULD ADVERSELY AFFECT OUR BUSINESS, INCLUDING OUR ABILITY TO DEVELOP AND MARKET OUR PRODUCTS.

         We depend to a considerable degree on a limited number of key personnel. The loss of the services of key members of our management could harm our business. Our success will also depend, among other factors, on the successful recruitment and retention of qualified technical and other personnel.

IF WE FAIL TO COMPETE SUCCESSFULLY, OUR REVENUES AND OPERATING RESULTS WILL BE ADVERSELY AFFECTED.

         Many of our competitors have substantially greater financial, marketing and manufacturing resources and experience than us. Furthermore, we expect that other companies will enter the mobile and stationary PET market, particularly as PET systems gain increasing market acceptance. Our competitors may be able to develop technologies, procedures or products that are more effective or economical than ours, or that would render the PET system obsolete or noncompetitive. Some of our customers may be capable of providing the same services to their patients directly by purchasing or leasing their own imaging systems.

A SUCCESSFUL LIABILITY CLAIM ASSERTED AGAINST US DUE TO A DEFECT IN THE PET SYSTEM IN EXCESS OF OUR INSURANCE COVERAGE WOULD HARM OUR BUSINESS.

         The provision of mobile PET shared services involves the inherent risk of professional and product liability claims against us. We currently maintain commercial general liability insurance coverage in the amount of $2 million per incident and medical professional liability insurance in the amount of $2 million per incident, but this insurance is expensive, subject to various coverage exclusions and may not be obtainable in the future on terms acceptable to us. We do not know whether claims against us arising from our use of the PET system will be successfully defended or that our insurance will be sufficient to cover liabilities arising from these claims. A successful claim against us in excess of our insurance coverage could materially harm our business.

THERE IS UNCERTAINTY RELATING TO THIRD PARTY REIMBURSEMENT WHICH IS CRITICAL TO MARKET ACCEPTANCE OF OUR PRODUCTS.

         PET services are generally purchased by hospitals which then bill various third party payors, such as government programs and private insurance plans, for the procedures conducted using the PET system. Third-party payors carefully review and are increasingly challenging the prices charged for medical products and services, and scrutinizing whether to cover new products and evaluating the level of reimbursement for covered products. While we believe that the hospitals using the PET system have generally been reimbursed, payors may deny coverage and reimbursement for the PET system if they determine that the device was not reasonable and necessary for the purpose for which it was used, was investigational or not cost-effective. As a result, we cannot assure you that reimbursement from third party payors for use of the PET system will be available or if available, that reimbursement will not be limited. If third party reimbursement of these procedures is not available, it will be more difficult for us to offer our services on a profitable basis. Moreover, we are unable to predict what legislation or regulation, if any, relating to the health care industry or third-party coverage and reimbursement may be enacted in the future, or what effect such legislation or regulation may have on us.

HEALTH CARE REFORM COULD HAVE A SIGNIFICANT ADVERSE IMPACT ON OUR BUSINESS.

         Several states and the United States government are investigating a variety of alternatives to reform the health care delivery system and further reduce and control health care spending. These reform efforts include proposals to limit spending on health care items and services, limit coverage for new technology and limit or control the price health care providers and drug and device manufacturers may charge for their services and products. If adopted and implemented, such reforms could have an adverse effect on our business, financial condition and results of operations.

WE MAINTAIN CASH WITH VARIOUS BANKS IN EXCESS OF FEDERALLY INSURED LIMITS

         The Federal Deposit Insurance Corporation (FDIC) insures deposits up to $100,000 in virtually all United States banks and savings associations. In the event an FDIC-insured bank fails and depositors lose their money, the FDIC pays depositors up to $100,000 of the money lost. Although our funds are deposited in accounts with FDIC-insured banks, the amounts of cash in these accounts exceed federally insured limits. In the event of a failure of one of our banks where our funds were lost, we could only recover from the FDIC up o $100,000 of the funds lost. The loss of the excess funds could have a material adverse effect on our business.

EMPLOYEES

         At June 30, 2000, the Company employed 43 people on a full-time basis and total of 46 employees. None of these employees is subject to a collective bargaining agreement and there is no union representation within the Company. The Company maintains various employee benefit plans and believes its employee relations are good.

ITEM 2. PROPERTIES

         Our corporate offices are located at 2240 Shelter Island Drive, Suite 205, San Diego, California, where we lease 3,500 square feet for $3,075 per month. This lease runs through December 31, 2000, but we have the right to extend the term for three additional one-year period.

         In addition, our sales and marketing office is located at 2540 Shelter Island Drive, Suite P, San Diego, California, where we lease 1,075 square feet for $3,090 per month first year, $3,335 per month second year, $3,600 per month third year, $3,885 per month fourth year and $4,195 per month fifth year. This 5 year lease commenced on June 1, 2000 and runs through May 31, 2004.

ITEM 3. LEGAL PROCEEDINGS

         There are no material pending legal proceedings involving the Company or any of its property.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our Common Stock is currently traded on the OTC Bulletin Board, under the symbol "MBPT". From October 1999 until August 2000, our Common Stock was traded on the National Quotation Bureau, LLC "Pink Sheets". The following table sets forth, for the two most recent fiscal years indicated, the high and low closing bid prices for our Common Stock, and the Common Stock of our predecessor Colony International Incorporated, as reported on the OTC Bulletin Board and the "Pink Sheets." The quotation for the Common Stock traded on the OTC Bulletin Board and the "Pink Sheets" may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.


                                                     HIGH              LOW
COLONY INTERNATIONAL INCORPORATED(1)
----------------------------------------------------------------------------
CALENDAR YEAR 1997
FIRST QUARTER                                        1.5               0.02
SECOND QUARTER                                       1.0625            0.02
THIRD QUARTER                                        0.5               0.02
FOURTH QUARTER(2)                                    N/A               N/A
CALENDAR YEAR 1998(2)                                N/A               N/A

MOBILE P.E.T. SYSTEMS, INC.
----------------------------------------------------------------------------
CALENDAR YEAR 1999
FIRST QUARTER                                        3.6875            0.99
SECOND QUARTER                                       5.4375            2.5
THIRD QUARTER                                        5.1875            2.3125
FOURTH QUARTER                                       3.0               1.5
CALENDAR YEAR 2000
FIRST QUARTER                                        6.50              1.625
SECOND QUARTER                                       4.375             2.125


(1) Figures shown for Calendar Year 1997 and Calendar Year 1998 reflect bid prices for our predecessor Colony International Incorporated (trading symbol: "CIIA").

(2) No trading activity occurred in Calendar Year 1998 or the fourth quarter of Calendar Year 1997 for our predecessor Colony International Incorporated.

         As of June 30, 2000, our shares were held by 268 shareholders of record, not including the holders, that have their shares held in a depository trust in "street name". The transfer agent of our common stock is OTC Corporate Transfer Service Co., P.O. Box 591, Hicksville, NY 11802.

         Pursuant to NASD Rule 6530, our common stock was delisted from the OTC Bulletin Board on October 19, 1999 because on that date, we had not yet satisfied the requirements to become an issuer required to make current filings pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. We were relisted on the OTC Bulletin Board in August 2000 when we met these requirements.

DIVIDEND POLICY

         We have never declared or paid cash dividends on our common stock. We currently anticipate that we will retain all future earnings for use in the operation and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE FOLLOWING DISCUSSION AND ANALYSIS OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND THE RELATED NOTES. THIS ANNUAL REPORT ON FORM 10-KSB CONTAINS FORWARD-LOOKING STATEMENTS BASED UPON CURRENT EXPECTATIONS THAT INVOLVE RISKS AND UNCERTAINTIES, SUCH AS OUR PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS. FOR THIS PURPOSE, ANY STATEMENTS CONTAINED IN IT THAT ARE NOT STATEMENTS OF HISTORICAL FACT SHOULD BE REGARDED AS FORWARD-LOOKING STATEMENTS. FOR EXAMPLE, THE WORDS "BELIEVES," "ANTICIPATES," "PLANS," AND "EXPECTS" ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS

OVERVIEW

         Mobile P.E.T. Systems, Inc. and Subsidiaries (referred to as either "Mobile PET" or the "Company") is a medical service provider operating mobile Positron Emission Tomography ("PET") imaging systems for hospitals and other health care providers on a mobile, shared user basis in selected marketplaces in the United States and Europe. We provide the PET imaging system housed in a mobile coach or in a dedicated facility. We also provide the technical personnel who operate the equipment and implement the PET procedure under the direction of hospital physicians. Our PET services include the management of day-to-day operations and educational and marketing support. Our services enable leading hospitals to gain access to advanced diagnostic imaging technology and related value-added services without making a substantial investment in equipment and personal.

         We have operations in the United States and the United Kingdom. We believe there are opportunities for shared mobile PET services in the United Kingdom and certain European markets. On December 10, 1999, we incorporated a wholly owned subsidiary, The London P.E.T. Centre Limited, a United Kingdom private limited company. On December 17, 1999 we incorporated two wholly owned subsidiaries, Mobile P.E.T. Leasing Limited, a United Kingdom private limited company, and Mobile P.E.T. Systems (UK) Limited, a United Kingdom private limited company.

         The financial position and results of operations of our United Kingdom subsidiaries are measured using local currency as the functional currency. Assets and liabilities have been translated into U.S. dollars at the rates of exchange at the balance sheet date. Statements of operations items are translated using the average exchange rates prevailing throughout the reporting period. Translation gains or losses resulting from the changes in the exchange rates from quarter-to-quarter are accumulated in a separate component of shareholders' equity. Transaction gains and losses are reflected in the cash flow as the effect of exchange rate changes on cash.

         For the period from our inception through our fiscal year end, June 30, 1999, we had no revenues and our operating activities related primarily to establishing the management and operating infrastructure to provide PET systems and services to hospitals and other health care providers on a mobile, shared user basis. The London P.E.T. Centre Limited, our wholly owned United Kingdom subsidiary, emerged from the development stage late in the fourth quarter ended June 30, 2000 and during the year had our efforts principally devoted to organizational activities, marketing efforts and placing the first fixed site PET system into service in London.

         We have emerged from our development stage period with the generation of revenues from our mobile PET systems in our first complete fiscal year of operations ended June 30, 2000. We continue our development and expansion efforts of organizational activities, infrastructure, capital, marketing, and the placement of additional mobile and fixed site PET systems. Management anticipates incurring additional losses as it pursues its development efforts into the first half of the next fiscal year at which time it is expected that cash flow from revenues will become sufficient to cover the cost of services on a monthly basis going forward.

         Our future revenues will principally be a function of the number of mobile units in service, scan volumes and fees per scan. We generate substantially all of our revenues from exclusive five-year contracts with hospitals and health care providers. While we have not written off an account to date there can be no assurance that this trend will continue and accordingly, we have established a conservative allowance for uncollectible accounts receivable.

         The principal component of our operating costs includes salaries and benefits paid to technologists and drivers, marketing, equipment leasing, system maintenance, insurance and transportation costs. Because a majority of these are fixed, increased revenues as a result of higher scan volumes may significantly improve our future profitability potential while lower scan volumes may result in lower profitability.

         Since inception, we have incurred significant losses and for the year ended June 30, 2000, we have incurred a net loss approximating $6,591,900. We expect to experience operating losses and negative cash flow from operations through the end of this calendar year. We anticipate reaching and exceeding break even on a monthly basis thereafter. We anticipate our losses during the first two quarters of fiscal 2001 may increase from current levels as we incur costs and expenses related to infrastructure development and staffing; marketing and sales activities; and other capital expenditures. As a result, we will need to generate significant revenues to achieve and maintain profitability.

         We raised approximately $5.5 million dollars, net of issuance costs, of new equity capital through the issuance of common and preferred stock in domestic and international private placements. We increased our authorized shares of stock, with a par value of $0.0001 per share, to 100,000,000 with 10,000,000 authorized for Preferred Stock and 90,000,000 authorized for Common Stock. During the third quarter ended March 31, 2000, we designated and issued sixty shares of cumulative convertible redeemable Series A preferred stock for $3,000,000 and 120,000 warrants to purchase shares of common stock at an exercise price of $5 per share. These shares have no voting rights, have a liquidation value of $50,000 per share, and accrue dividends at a rate of 8% on the liquidation value payable upon conversion. The investor of the preferred stock agreed to purchase shares of common stock of the Company in tranches, for an aggregate purchase price up to $10,000,000, approximating eighty five percent of the average closing bid price of the five prior days.

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

RESULTS OF OPERATIONS

         Any comparison of the results of our operations to any previous period is not necessarily relevant nor meaningful, as we recommenced and started our current mobile PET operations as of December 1, 1998. Comparisons to prior year financial information are for the year ended June 30, 2000 and for the seven-month period December 1, 1998 through June 30, 1999.

FOR THE YEAR ENDED JUNE 30, 2000

         The net loss from operations was $6,591,900 and the net loss available to common shareholders, after preferred stock dividend, was $7,797,600 or $0.56 per share for the year ended June 30, 2000, compared to the net loss approximating $997,000 or $0.09 per share for the seven months ended June 30, 1999.

         The revenues were $1,123,000 for the year ended June 30, 2000. There were no comparable revenues for the seven-month period ended June 30, 1999. The majority of our service revenues were generated in the last half of the year reflecting the initial operation of three mobile PET systems. We took delivery on our first PET unit in July 1999 and began accruing revenues in August 1999. Our second unit was placed in operation in December 1999 and our third unit began accruing revenues in February 2000. As a result of these activities, accounts receivables increased to $472,700, net of allowances for doubtful accounts, as of June 30, 2000. There were no comparable accounts receivables for the prior period ended June 30, 1999.

         Our cost of service revenues for the year ended June 30, 2000 was $675,700 or 60% of total service revenues. The costs of service revenues represent salaries paid to technologists and drivers, system maintenance, transportation and insurance on our mobile PET systems. There was no comparable cost of service revenues for the seven-months ended June 30, 1999.

         General and administrative expenses for the year ended June 30, 2000 were $6,742,300 as compared to $991,900 for the seven months ended June 30, 1999. We incurred increased general and administrative expenses due primarily to the growth in staff and related expenses incurred in building our infrastructure, and increase advertising and marketing costs related to the introduction of our mobile PET services. In addition, during the year ended June 30, 2000, general and administrative expenses were impacted as we recognized stock-based compensation expense of $1,276,400 related to employee and consultanting services. We had no recognizable compensation expense during the prior period December 1, 1998 to June 30, 1999.

         Interest income was $89,800 for the year ended June 30, 2000 and $2,700 for the period ended June 30, 1999. The interest income was the result of year to date accrued interest of $43,000 on the $200,000, 15% Subordinated Equity Participation Agreement and the invested funds received from the Preferred Stock private placement on March 1, 2000.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2000, our total assets were $10,001,900, compared to $2,894,800 at June 30, 1999. Current assets at June 30, 2000 totaled $3,295,800 and current liabilities were $2,141,500, as compared to June 30, 1999 statements which reflected current assets of $2,383,600 and current liabilities of $171,400. Shareholders' equity at June 30, 2000 increased to $3,123,700 from $2,723,400, due primarily to the issuance of 2,065,000 additional shares of common stock in the year approximating $2,949,300; the private placement and issuance of 60 shares of Series A Convertible Preferred Stock in the amount of $2,700,000, net of issuance costs; and a net loss of $6,591,900 incurred in the year ended June 30, 2000.

         The foreign currency translation adjustment in Shareholders' Equity amounted to $(42,900) at June 30, 2000 and there was no comparable adjustment at June 30, 1999. Transaction gains and losses are reflected in the cash flow as the effect of exchange rate changes on cash of $(46,000) for the year ended June 30, 2000.

         Net cash used in investing activities for the year ended June 30, 2000 was $612,500 compared to $261,000 in the prior period ended June 30, 1999. In July 1999, we purchased a coach for $273,400, and made a deposit of $637,500 for our second mobile PET system. We sold it to a leasing company in late December 1999, as part of a five year lease agreement, resulting in a financing lease for the coach and a capital lease for the imaging system. In March 2000, we entered into a similar arrangement as part of the five-year lease agreement with the same leasing company for our third mobile PET system. We purchased the trailer for $273,100 and sold it to the leasing company, resulting in a financing lease for the coach and a capital lease for the imaging system. We invested approximately $273,400 in computers and office furniture and fixtures in the U.S. In our U.K. development, we invested approximately $210,000 in building improvements and $32,400 in furniture and fixtures.

         Net cash provided by financing activities for the year ended June 30, 2000 was $5,486,400, due to the issuance of 2,065,000 additional shares of common stock in the year for $2,949,300; the private placement and issuance of 60 shares of Series A Convertible Preferred Stock, net proceeds in the amount of $2,700,000; and the proceeds from a $50,000 bridge financing which was repaid during the year. This compares to the prior period ended June 30, 1999 when 1,700,000 shares of common stock were subscribed and issued, totaling $3,470,400.

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

SUBSEQUENT EVENT

         On September 21, 2000, the Company entered into a Securities Purchase Agreement. As part of the Agreement, the Company will issue thirty shares of 8% Cumulative Convertible Redeemable Preferred, Series B Stock for cash in two tranches for an aggregate purchase price of $1,500,000 and 50,000 warrants to purchase shares of common stock at an exercise price of $3 per share, which expire on September 30, 2005. The shares of 8% Cumulative Convertible Redeemable Preferred, Series B Stock have no voting rights, have a liquidation value of $50,000 per share, and accrue dividends at a rate of eight percent (8%) per annum per share on the liquidation value payable upon conversion. During September 2000, the Company received the first tranche in the amount of $985,000, net of acquisition fees.

ITEM 7. FINANCIAL STATEMENTS


                  MOBILE P.E.T. SYSTEMS, INC. AND SUBSIDIARIES
                  (FORMERLY COLONY INTERNATIONAL INCORPORATED)

                              FINANCIAL STATEMENTS

                             JUNE 30, 2000 AND 1999

                      INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Mobile P.E.T. Systems, Inc.

We have audited the accompanying consolidated balance sheets of Mobile P.E.T. Systems, Inc., formerly Colony International Incorporated and subsidiaries as of June 30, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for the year ended June 30, 2000 and for the period December 1, 1998 (date of recommencement) to June 30, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of The London P.E.T. Centre Limited, Mobile P.E.T. Leasing Limited, and Mobile P.E.T. Systems (UK) Limited, United Kingdom private limited companies, which statements reflect total assets of $2,212,989 as of June 30, 2000 and total revenues of $8,349 for the periods December 10, 1999 and December 17, 1999 to June 30, 2000. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for The London P.E.T. Centre Limited, Mobile P.E.T. Leasing Limited, and Mobile P.E.T. Systems (UK) Limited, is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mobile P.E.T. Systems, Inc. and its subsidiaries as of June 30, 2000 and 1999, and the results of its operations and its cash flows for the year ended June 30, 2000 and for the period December 1, 1998 (date of recommencement) to June 30, 1999, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the consolidated financial statements taken as a whole. The consolidating balance sheets and statements of operations shown on pages 19 and 20 are presented for the purpose of additional information and are not a required part of the consolidated financial statements. Such information has been subjected to the auditing procedures in the audits of the consolidated financial statements. In our opinion, which insofar as it relates to The London P.E.T. Centre Limited, Mobile P.E.T. Leasing Limited, and Mobile P.E.T. Systems (UK) Limited, is based on the report of other auditors, such information is fairly stated in all material respects in relation to the consolidated financial statements taken as a whole.


                                              /s/ PETERSON & CO.
                                              ------------------
                                              PETERSON & CO.

San Diego, California
September 17, 2000
(Except for Note 14, as to
which the date is
September 21, 2000)

                  MOBILE P.E.T. SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 2000 AND 1999


                                                                                        2000                 1999
                                                                                 -------------------  -------------------
                                     ASSETS
CURRENT ASSETS
   Cash                                                                          $          521,033   $        1,784,390
   Accounts receivable, net of allowance for doubtful accounts
     of $116,000 and $0 at June 30, 2000 and 1999, respectively                             472,733                    -
   Due from London Radiosurgical Centre, Ltd                                                435,100               29,971
   Other receivables                                                                        308,163                    -
   Prepaid expenses                                                                         241,762               17,990
   Deposits and other assets                                                              1,316,964              551,292
                                                                                 -------------------  -------------------

      Total current assets                                                                3,295,755            2,383,643

PROPERTY AND EQUIPMENT, NET                                                               6,133,711               58,822

OTHER ASSETS
   Accrued interest receivable                                                               42,957                    -
   Subordinated equity participation                                                        200,000              200,000
   Restricted cash                                                                          329,480              252,372
                                                                                 -------------------  -------------------

      Total assets                                                               $       10,001,903   $        2,894,837
                                                                                 ===================  ===================

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                                              $          638,500   $           81,868
   Income taxes payable                                                                         800                  800
   Accrued liabilities                                                                      179,894               88,750
   Other liabilities                                                                        295,959                    -
   Obligations under capital lease - current                                              1,026,310                    -
                                                                                 -------------------  -------------------

      Total current liabilities                                                           2,141,463              171,418

NONCURRENT LIABILITIES
   Obligations under capital lease                                                        4,724,052                    -
   Deferred revenue                                                                          12,714                    -
                                                                                 -------------------  -------------------

      Total liabilities                                                                   6,878,229              171,418

SHAREHOLDERS' EQUITY
   Preferred stock; $0.0001 par value; 10,000,000 shares authorized;
      60 and 0 shares issued and outstanding at June 30, 2000 and 1999,
      respectively                                                                        3,000,000                    -
   Common stock; $0.0001 par value; 90,000,000 shares
      authorized; 14,944,658 and 12,844,658 shares issued
      and outstanding at June 30, 2000 and 1999, respectively                                 1,495                1,285
   Additional paid in capital                                                             8,580,888            4,545,998
   Accumulated deficit                                                                   (8,415,771)          (1,823,864)
   Foreign currency translation adjustment                                                  (42,938)                   -
                                                                                 -------------------  -------------------
      Total shareholders' equity                                                          3,123,674            2,723,419
                                                                                 -------------------  -------------------

         Total liabilities and shareholders' equity                              $       10,001,903   $        2,894,837
                                                                                 ===================  ===================


   The accompanying notes are an integral part of these financial statements.

                  MOBILE P.E.T. SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE YEAR ENDED JUNE 30, 2000
    AND THE PERIOD DECEMBER 1, 1998 (DATE OF RECOMMENCEMENT) TO JUNE 30, 1999


                                                                       2000                 1999
                                                               ------------------  -------------------
SERVICE REVENUES                                               $       1,122,969   $                -
COST OF SERVICE REVENUES                                                 675,697                    -
                                                               ------------------  -------------------
      Gross profit                                                       447,272                    -

EXPENSES
   General and administrative                                          6,742,283              991,865
                                                               ------------------  -------------------
      Total expenses                                                   6,742,283              991,865
                                                               ------------------  -------------------

Loss from operations                                                  (6,295,012)            (991,865)

OTHER INCOME (EXPENSE)
   Interest income                                                        89,838                2,701
   Other income                                                            4,163                1,553
   Interest expense                                                     (389,297)              (7,017)
                                                               ------------------  -------------------
      Total other income (expense)                                      (295,296)              (2,763)
                                                               ------------------  -------------------

   Loss before provision for income taxes                             (6,590,307)            (994,628)

Provision for income taxes                                                 1,600                2,400
                                                               ------------------  -------------------

NET LOSS                                                              (6,591,907)            (997,028)

Preferred stock dividend                                              (1,205,647)                   -
                                                               ------------------  -------------------

NET LOSS - AVAILABLE TO COMMON SHAREHOLDERS                    $      (7,797,554)  $         (997,028)
                                                               ==================  ===================

Loss per share - basic                                         $           (0.56)  $            (0.09)
                                                               ==================  ===================
Loss per share - diluted                                       $           (0.56)  $            (0.09)
                                                               ==================  ===================


   The accompanying notes are an integral part of these financial statements.

               MOBILE P.E.T. SYSTEMS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     FOR THE YEAR ENDED JUNE 30, 2000
 AND THE PERIOD DECEMBER 1, 1998 (DATE OF RECOMMENCEMENT) TO JUNE 30, 1999



                                                                         PREFERRED STOCK                     COMMON STOCK
                                                                 -------------------------------  ---------------------------------
                                                                      SHARES          AMOUNT            SHARES           AMOUNT
                                                                 --------------- ---------------  ---------------- ----------------
Balance - December 1, 1998                                                    -  $             -       10,328,395          $ 1,033

   Reverse stock split:  50 - 1                                                                       (10,121,636)          (1,012)
   Common stock issued                                                                                  3,937,899              394
                                                                 --------------- ---------------  ---------------- ----------------

Balance immediately prior to acquisition                                                                4,144,658              415

   Common stock issued in acquisition                                                                   7,000,000              700
   Common stock issued through the
      exercise of stock options                                                                         1,500,000              150
   Common stock issued as compensation                                                                    200,000               20
   Common stock subscribed through the exercise of options
   Common stock subscribed, net of offering costs
   Net loss
                                                                 --------------- ---------------  ---------------- ----------------

Balance - June 30, 1999                                                       -               -        12,844,658            1,285

   Common stock issued from subscriptions
      paid, net of offering costs                                                                         515,000               51
   Common stock issued in private placement,
      net of offering costs                                                                             1,550,000              155
   Common stock issued for services                                                                        35,000                4
   Preferred stock issued in private placement,
      net of offering costs                                                  60       3,000,000
   Options issued as compensation
   Net loss
   Foreign currency translation adjustment
                                                                 --------------- ---------------  ---------------- ----------------

Balance - June 30, 2000                                                      60  $    3,000,000        14,944,658  $         1,495
                                                                 =============== ===============  ================ ================




                                                                                                                     FOREIGN
                                                               ADDITIONAL                          CURRENCY           TOTAL
                                                                 PAID IN          ACCUMULATED      TRANSLATION     SHAREHOLDERS'
                                                                 CAPITAL            DEFICIT         ADJUSTMENT        EQUITY
                                                            ----------------- ------------------ ---------------- --------------
Balance - December 1, 1998                                  $        825,803  $        (826,836) $             -  $            -

   Reverse stock split:  50 - 1                                        1,012                                                   -
   Common stock issued                                                98,053                                              98,447
                                                            ----------------- ------------------ ---------------- ---------------

Balance immediately prior to acquisition                             924,868           (826,836)               -          98,447

   Common stock issued in acquisition                                   (700)                                                  -
   Common stock issued through the
      exercise of stock options                                    1,449,850                                           1,450,000
   Common stock issued as compensation                               249,980                                             250,000
   Common stock subscribed through the exercise of options           350,000                                             350,000
   Common stock subscribed, net of offering costs                  1,572,000                                           1,572,000
   Net loss                                                                           (997,028)               -        (997,028)
                                                            ----------------- ------------------ ---------------- ---------------

Balance - June 30, 1999                                            4,545,998         (1,823,864)               -       2,723,419

   Common stock issued from subscriptions
      paid, net of offering costs                                    284,949                                             285,000
   Common stock issued in private placement,
      net of offering costs                                        2,664,128                                           2,664,283
   Common stock issued for services                                  109,371                                             109,375
   Preferred stock issued in private placement,
      net of offering costs                                         (300,000)                                          2,700,000
   Options issued as compensation                                  1,276,442                                           1,276,442
   Net loss                                                                          (6,591,907)                      (6,591,907)
   Foreign currency translation adjustment                                                               (42,938)        (42,938)
                                                            ----------------- ------------------ ---------------- ---------------

Balance - June 30, 2000                                     $      8,580,888  $      (8,415,771) $       (42,938) $    3,123,674
                                                            ================= ================== ================ ===============


   The accompanying notes are an integral part of these financial statements.

                  MOBILE P.E.T. SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE YEAR ENDED JUNE 30, 2000
    AND THE PERIOD DECEMBER 1, 1998 (DATE OF RECOMMENCEMENT) TO JUNE 30, 1999


                                                                                      2000                 1999
                                                                               -------------------  -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                       $    (6,591,907)  $         (997,028)
   Adjustments to reconcile net loss to net cash
     used in operating activities
   Depreciation and amortization                                                          490,215                2,198
   Gain on sale of asset                                                                  (14,127)                   -
   Common stock issued for compensation                                                         -              250,000
   Compensation for options to purchase common stock                                    1,276,442                    -
   Common stock issued for services                                                       109,375                    -
   (Increase) decrease in operating assets
      Accounts receivable                                                                (472,787)                   -
      Due from London Radiosurgical Centre, Ltd.                                         (428,261)             (29,971)
      Prepaid expenses                                                                   (223,772)             (17,990)
      Deposits and other assets                                                          (777,798)            (551,292)
      Restricted cash                                                                     (77,108)            (252,372)
      Accrued interest receivable                                                         (42,957)                   -
   Increase (decrease) in operating liabilities
      Accounts payable                                                                    557,512               81,868
      Income taxes payable                                                                      -                  800
      Accrued liabilities                                                                  91,219               88,750
      Deferred revenue                                                                     12,714                    -

                                                                               -------------------  -------------------
      Net cash used in operating activities                                            (6,091,240)          (1,425,037)
                                                                               -------------------  -------------------


CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                                                (1,165,051)             (61,020)
   Proceeds from sale of equipment                                                        552,539                    -
   Subordinated equity participation                                                            -             (200,000)

                                                                               -------------------  -------------------
      Net cash used in investing activities                                              (612,512)            (261,020)
                                                                               -------------------  -------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from loan                                                                      50,000               50,000
   Repayment of loan                                                                      (50,000)             (50,000)
   Payments on obligations under capital lease                                           (162,891)
   Preferred stock issued                                                               2,700,000                    -
   Common stock issued                                                                  2,949,283            3,470,447

                                                                               -------------------  -------------------
      Net cash provided by financing activities                                         5,486,392            3,470,447
                                                                               -------------------  -------------------


Net (decrease) increase in cash                                                        (1,217,360)           1,784,390

Effect of exchange rate changes on cash                                                   (45,997)                   -

Cash - beginning of period                                                              1,784,390                    -

                                                                               -------------------  -------------------
Cash - end of period                                                           $          521,033   $        1,784,390
                                                                               ===================  ===================

SUPPLEMENTAL DISCLOSURES
   Interest paid                                                               $          391,664   $            7,017
   Income taxes paid                                                           $            1,600   $            1,600
   Income taxes refunded                                                       $            2,750   $                -

NON CASH INVESTING ACTIVITIES
   Equipment under capital lease                                               $        5,946,810   $                -

NON CASH FINANCING ACTIVITIES
   Preferred stock dividend - beneficial conversion feature                    $        1,205,647   $                -
   Obligations under capital lease                                             $        5,946,810   $                -



   The accompanying notes are an integral part of these financial statements.

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

     ADVERTISING

     Advertising costs incurred for major new campaigns are expensed in the year in which the advertising takes place. Other advertising costs are expensed when incurred.

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

NOTE 4 - PROPERTY AND EQUIPMENT

     Property and equipment at June 30, 2000 and 1999 consist of the following:


                                                                 June 30,
                                                     --------------------------------
                                                          2000               1999
                                                     --------------     -------------
              Computer equipment                     $      597,907     $      33,820
              Office furniture and fixtures                  56,581            20,778
              Office equipment                                7,092             6,422
              Equipment                                   5,946,810                --
                                                     --------------     -------------
                                                          6,608,390            61,020
              Less accumulated depreciation                (474,679)           (2,198)
                                                     --------------     -------------

                                                     $    6,133,711     $      58,822
                                                     ==============     =============


     Depreciation expense for the year ended June 30, 2000 and the period December 1, 1998 (date of recommencement) to June 30, 1999 was $490,215 and $2,198, respectively.

NOTE 5 - CAPITALIZATION

     PREFERRED STOCK

     On January 20, 2000, the Company authorized the issuance of ten million (10,000,000) shares of preferred stock having one hundredth of a cent ($0.0001) par value per share. On March 1, 2000 the Company designated and issued sixty (60) shares 8% Cumulative Convertible Redeemable Preferred, Series A Stock for cash in the amount of $2,700,000, net of acquisition fees. These shares of 8% Cumulative Convertible Redeemable Preferred, Series A Stock have no voting rights, have a liquidation value of $50,000 per share, and accrue dividends at a rate of eight percent (8%) per annum per share on the liquidation value payable upon conversion. The total liquidation value of the shares outstanding at June 30, 2000 in the amount of $3,000,000 is classified on the Company's balance sheet as preferred stock. Cumulative preferred dividends are payable upon conversion and at June 30, 2000 there are cumulative preferred dividends in arrears in the amount of $78,904 or $1,315 per

                  MOBILE P.E.T. SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - CAPITALIZATION (Continued)

     share. In the event of any liquidation, dissolution or winding up of the affairs of the Company, holders of the 8% Cumulative Convertible Redeemable Preferred, Series A Stock shall be paid the liquidation value plus all accrued dividends at the date of liquidation, dissolution or winding up of the affairs before any payment to other shareholders. At the option of the holders, the 8% Cumulative Convertible Redeemable Preferred, Series A Stock are convertible into shares of common stock determined by dividing $50,000 by the conversion price of the lesser of $5 or 75% of the average of the closing bid price of common stock during the five (5) trading days immediately prior to the conversion date. The Preferred Stock has an intrinsic value of beneficial conversion feature of approximately $1,206,000. At the option of the Company, the 8% Cumulative Convertible Redeemable Preferred, Series A Stock is redeemable at a redemption price equal to the greater of 133 1/3% of the liquidation value or an amount equal to a value as if the Preferred, Series A Stock is converted into shares of common stock and sold at the closing bid price. However, under certain conditions or on March 1, 2002, the redemption price will be equal to 100% of the liquidation value.

     COMMON STOCK

     The Company has authorized the issuance of ninety million (90,000,000) shares of common stock, having one hundredth of a cent ($0.0001) par value per share. On December 1, 1998 (date of recommencement) the Company had 10,328,395 shares of common stock issued and outstanding. Prior to December 22, 1998 the Company authorized a 50 to 1 reverse stock split, leaving 206,759 shares (after adjustment for fractional shares). Immediately after the reverse stock split the Company issued 3,937,899 shares for cash in the amount of $98,447. On December 22, 1998 the Company acquired Mobile P.E.T. Systems, Inc. in a non-cash, stock for stock transaction by issuing:
     7,000,000 shares of the Company's stock in exchange for 7,000,000 shares of Mobile P.E.T. Systems, Inc. common stock and subsequently changing its name to Mobile P.E.T. Systems, Inc. On February 5, 1999 and May 12, 1999 the Company issued common stock in non-cash transactions as follows: 200,000 shares in connection with employment valued at $250,000. During the period January 21, 1999 to June 30, 2000 the Company issued additional shares of common stock in cash transactions: 1,500,000 shares from the exercise of stock options for cash in the amount of $1,800,000, and 2,065,000 shares for cash in the amount of $4,521,283. On May 12, 2000 the Company issued 35,000 shares of common stock in a non-cash transaction in connection with services valued at $109,375.

     STOCK OPTIONS

     In December 1998 the Board of Directors authorized the issuance of stock options to purchase 1,500,000 shares of common stock at a price from $1.00 to $1.50 per share. The options were exercised prior to June 30, 2000.

                  MOBILE P.E.T. SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - CAPITALIZATION (Continued)

     The Company and subsidiaries' Board of Directors adopted the 1999 Stock Option Plan pursuant to which incentive stock options or nonstatutory stock options to purchase up to 6,000,000 shares of common stock may be granted to employees, directors and consultants. Stock options expire on June 30, 2002, with some options extending to 2005 and vesting over service periods that range from zero to four years. During the year ended June 30, 2000, the Company recognized compensation expense of $1,276,442. The Company did not recognize any compensation expense during the period December 1, 1998 (date of recommencement) to June 30, 1999.

     As of June 30, 2000, the Company has granted options to purchase 5,987,986 shares of common stock as follows:


                                                                      Number of            Vested
                                          Exercise Price                Shares             Shares
                                          --------------            --------------     --------------
              Outstanding, November 30, 1998                                  --                 --

                  Granted                  $1.00 - $4.50               3,235,000          2,475,000
                                              Fair Value
                  Exercised                        $1.00              (1,500,000)        (1,500,000)
                  Cancelled                                                   --                 --
                                                                    --------------     --------------
                                                                       1,735,000            975,000
              Outstanding, June 30, 1999

                  Granted                  $1.00 - $4.50               4,252,986          2,619,000
                                              Fair Value
                  Exercised                        $1.00                      --                 --
                  Cancelled                                                   --                 --
                                                                    --------------     --------------

              Outstanding, June 30, 2000                               5,987,986          3,594,000
                                                                    ==============     ==============


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


                                                                                June 30,
                                                                  ---------------------------------
                                                                          2000            1999
                                                                  ----------------  ---------------
              Net loss
                  As reported                                     $     (6,591,907) $      (997,028)
                  Pro forma                                             (8,134,981)      (2,210,836)
              Net loss - available to common shareholders
                  As reported                                     $     (7,797,554) $      (997,028)
                  Pro forma                                             (9,340,628)      (2,210,836)
              Loss per share
                  As reported                                     $          (0.56) $         (0.09)
                  Pro forma                                       $          (0.67) $         (0.19)


     WARRANTS

     At June 30, 2000 and 1999 warrants were outstanding for 1,051,500 and 180,000 shares of common stock at exercise prices between $1.75 to $5.00 per share and the average of the last reported sale price of the common stock for the five trading days preceding the issue date. These warrants expire between January 2001 and March 2004.

NOTE 6 - RELATED PARTY TRANSACTIONS

     SUBORDINATED EQUITY PARTICIPATION

     The Company carries an 8% interest in a subordinated equity participation in London Radiosurgical Centre Ltd (LRC), a foreign corporation with a common shareholder, officer and director. The subordinated equity participation is recorded at cost in the amount of $200,000. The agreement provides distributions of cash, if any, including interest at a rate of 15% per annum, up to the amount of the investment plus accrued interest, after which the Company is to receive distributions of 60% of net income. According to the terms of the participation agreement, net income for distribution is equal to net income less equipment financing payments, operating expenses, reserve capital and taxes. Accrued interest on the investment was $42,957 and $0 at June 30, 2000 and June 30, 1999, respectively.

                  MOBILE P.E.T. SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - RELATED PARTY TRANSACTIONS (Continued)

     DUE FROM LONDON RADIOSURGICAL CENTRE, LTD

     During the year ended June 30, 2000 and the period December 1, 1998 (date of recommencement) to June 30, 1999, the Company advanced without interest $405,129 and $29,971, respectively to LRC for working capital during LRC's start up period. At June 30, 2000, and 1999 the balance due from London Radiosurgical Centre, Ltd was $435,100 and $29,771, respectively. The advances are covered by a continuing corporate and personal guaranty.

     CONSULTING AGREEMENTS

     The Company has several consulting agreements for management services. In addition to cash payments, several agreements provide for the Company to issue common stock and options to purchase common stock in non-cash transactions for current and future consulting services. During the year ended June 30, 2000 and the period December 1, 1998 (date of recommencement) to June 30, 1999, the Company made cash payments of $0 and $66,000, respectively for such services.

     LOAN

     In December 1998, the Company received a non-interest bearing bridge loan from a shareholder in the amount of $50,000. The balance was repaid in January 1999.

     In December 1999, the Company received a non-interest bearing bridge loan from a shareholder in the amount of $50,000. The balance was repaid in April 2000.

NOTE 7 - SECURITIES PURCHASE AGREEMENT

     On March 1, 2000, the Company entered into a Securities Purchase Agreement. As part of the Agreement, the Company issued 60 shares of 8% Cumulative Convertible Redeemable Preferred, Series A Stock for cash in the amount of $2,700,000, net of acquisition fees and 120,000 warrants to purchase shares of common stock at an exercise price of $5.00 per share, which expire in March 2003. The buyer of the preferred stock unconditionally and irrevocably agreed to purchase shares of common stock of the Company in tranches, for an aggregate purchase price of up to $10,000,000, at a price equal to eighty five percent (85%) of the average closing bid price five
     (5) consecutive days immediately prior to the Company providing a tranche notice to the buyer. The Company may begin the tranche notices three (3) business days after the registration of both the 8% Cumulative Convertible Redeemable Preferred, Series A Stock and warrants, and the common stock described in this Agreement. The buyer's obligations under this Agreement to purchase shares of common stock of the Company terminates in the event the required registration is not completed within four (4) months from the date of this agreement or under certain other conditions, including the sale of common stock or securities convertible into shares of common stock by the Company within one hundred eighty (180) days of the date of registration. The Company received a waiver from the buyer, extending to December 1, 2000 the buyer's obligations to purchase shares of common stock. The waiver is contingent and terminates in the event the required registration is not filed by October 28, 2000.

                  MOBILE P.E.T. SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - EMPLOYMENT AGREEMENTS

     The Company has employment and compensation agreements with key officers and employees of the Company. The agreements vary in terms providing annual salaries and options to purchase shares of common stock, which may or may not be contingent upon individual or Company stock performance.

NOTE 9 - INCOME TAXES

     At June 30, 2000 the Company has a net operating loss carryforward for tax purposes of approximately $7,510,000 which expires through the year 2020. The Internal Revenue Code contains provisions, which may limit the loss carryforward available if significant changes in shareholder ownership of the Company occur.

     The components of the provision for income taxes for the year ended June 30, 2000 and the period December 1, 1998 (date of recommencement) to June 30, 1999 are as follows:


                                                                     June 30,
                                                     -------------------------------------
                                                             2000               1999
                                                     -----------------  ------------------
              Current
                  Foreign                            $              --  $               --
                  Federal                                           --                  --
                  State                                          1,600               2,400
                                                     -----------------  ------------------
                                                                 1,600               2,400
              Deferred
                  Foreign                                           --                  --
                  Federal                                           --                  --
                  State                                             --                  --
                                                     -----------------  ------------------
                                                                    --                  --
                                                     -----------------  ------------------
              Provision for income taxes             $           1,600  $            2,400
                                                     =================  ==================


     The components of the net deferred tax assets were as follows:

                                                                     June 30,
                                                     -------------------------------------
                                                             2000               1999
                                                     -----------------  ------------------
              Deferred tax assets
                  Start-up costs                     $         155,949  $          155,949
                  Net operating loss carryforward            2,761,867             221,316
                                                     -----------------  ------------------
                                                             2,917,816             377,265

              Deferred tax liabilities
                  Depreciation                                  44,688                  --
                                                     -----------------  ------------------
                                                             2,873,128             377,265
                  Less valuation allowance                  (2,873,128)           (377,265)
                                                     -----------------  ------------------

              Net deferred tax assets                $              --  $               --
                                                     =================  ==================


                  MOBILE P.E.T. SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 - COMMITMENTS

     In July 1999, the Company purchased a mobile coach for cash in the amount of $279,390. In December 1999, the Company sold the mobile coach to a leasing company for cash in the amount of $279,390 and entered into a five-year capital lease agreement.

     In February 2000, the Company purchased a mobile coach for cash in the amount of $273,149. In March 2000, the Company sold the mobile coach to a leasing company for cash in the amount of $273,149 and entered into a five-year capital lease agreement.

     Equipment under capital lease is included in property and equipment as follows:


                                                                    June 30,
                                                      -------------------------------------
                                                              2000               1999
                                                      -----------------  ------------------
         Equipment                                    $       5,946,810  $               --
         Less accumulated amortization                         (449,428)                 --
                                                      -----------------  ------------------

         Net capital lease assets                     $       5,497,382  $               --
                                                      =================  ==================


     The Company leases office space under non-cancelable operating leases. The office leases expire in December 2000 and May 2005. The Company leases certain other PET equipment under capital leases. The equipment leases expire through February 2006.

     Rent expense for the year ended June 30, 2000 and the period December 1, 1998 (date of recommencement) to June 30, 1999 was $47,217 and $17,686, respectively.

     The following is a schedule by year of the future minimum lease payments at June 30, 2000:


                                                           Capital         Operating
         June 30,                                           Lease             Leases
         --------                                    ------------------  ---------------
         2001                                        $        1,509,043  $        55,627
         2002                                                 1,537,582           40,285
         2003                                                 1,537,582           43,485
         2004                                                 1,537,582           46,930
         2005                                                 1,206,311           46,145
         2006                                                   372,860               --
                                                     ------------------  ---------------
                                                              7,700,960  $       232,472
                                                                         ===============
         Less amount representing
           interest at 12.07%                                (1,950,598)
                                                     ------------------

         Present value of minimum lease
           payments (including current
           portion of $1,026,310)                    $        5,750,362
                                                     ==================


                  MOBILE P.E.T. SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 - COMMITMENTS (Continued)

     In December 1998, the Company made a purchase commitment for five mobile PET scanners at a cost of between $1,515,000 to $1,615,000 each for a total amount of $7,725,000. At June 30, 2000, the Company satisfied their commitment on 3 of 5 units through lease agreements and the Company expects to satisfy their commitment on the remaining 2 units in 2000.

     In March 2000, the Company entered into two capital lease agreements with a leasing company for mobile imaging systems having a cost of approximately $3,736,000. At June 30, 2000, the mobile imaging systems were not yet accepted. The Company accepted both mobile imaging systems in August 2000.

NOTE 11 - CONCENTRATION OF CREDIT RISK

     The Company maintains cash with various major financial institutions in excess of the Federal Deposit Insurance Corporation limits.

NOTE 12 - EARNINGS (LOSS) PER SHARE

     The computations of basic and diluted earnings per share from continuing operations for the year ended June 30, 2000 and the period December 1, 1998 (date of recommencement) to June 30, 1999 were as follows:


                                                                                   June 30,
                                                                     ------------------------------------
                                                                           2000                1999
                                                                     ----------------   -----------------
              Loss per share - basic

                  Numerator:
                      Net loss - available to
                           Common shareholders                       $     (7,797,554)  $        (997,028)
                  Denominator:
                      Weighted-average shares                              13,906,885          11,350,140
                                                                     ----------------   -----------------
                  Loss per share - basic                             $           (.56)  $           (0.09)
                                                                     ================   =================

              Loss per share - diluted

                  Numerator:
                      Net loss - available to
                           Common shareholders                       $     (7,797,554)  $        (997,028)
                  Denominator:
                      Weighted-average shares                              13,906,885          11,350,140
                                                                     ----------------   -----------------
                  Loss per share - diluted                           $           (.56)  $           (0.09)
                                                                     ================   =================


                  MOBILE P.E.T. SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12 - EARNINGS (LOSS) PER SHARE (Continued)

     The weighted average shares listed below were not included in the computation of diluted loss per share because to do so would have been antidilutive for the year ended June 30, 2000 and the period December 1, 1998 (date of recommencement) to June 30, 1999:


                                                                         June 30,
                                                              ----------------------------
                                                                 2000               1999
                                                              ---------           --------
              Cumulative convertible
                  redeemable preferred stock
                  common stock equivalent                       674,252           440,000
              Employee stock options                          2,769,790           908,915
              Warrants                                          543,062            71,321


NOTE 13 - DEPOSITS AND OTHER ASSETS

     Deposits and other assets consist of the following at June 30, 2000 and 1999:


                                                                2000               1999
                                                        -----------------  ------------------
              Equipment deposits -
                  Mobile P.E.T. Units                   $       1,057,875  $          495,000
              Equipment rental deposits -
                  other                                            49,000                  --
              Lease deposits                                      174,089                  --
              Other                                                36,000              56,292
                                                        -----------------  ------------------

                                                        $       1,316,964  $          551,292
                                                        =================  ==================


     Equipment deposits - Mobile P.E.T. Units are refundable upon the Company securing lease financing or may be applied to subsequent equipment orders.

NOTE 14 - SUBSEQUENT EVENTS

     NOTE PAYABLE TO RELATED PARTY

     On August 23, 2000 the Company entered into a note payable with a shareholder of the Company in the amount of $200,000, with 8% interest per annum, due on October 6, 2000.

     WARRANTS

     On August 23, 2000 warrants were issued to a shareholder of the Company for 35,000 shares of common stock at an exercise price of $2.50 per share. These warrants expire on August 31, 2003.

     SECURITIES PURCHASE AGREEMENT

     On September 21, 2000, the Company entered into a Securities Purchase Agreement. As part of the Agreement, the Company will issue thirty (30) shares 8% Cumulative Convertible Redeemable Preferred, Series B Stock for cash in two tranches for an aggregate purchase price of $1,500,000 and 50,000 warrants to purchase shares of common stock at an exercise price of $3 per share, which expire on September 30, 2005. The shares of 8% Cumulative Convertible Redeemable Preferred, Series B Stock have no voting rights, have a liquidation value of $50,000 per share, and accrue dividends at a rate of eight percent (8%) per annum per share on the liquidation value payable upon conversion. In the event of any liquidation, dissolution or winding up of the affairs of the Company, holders of the 8% Cumulative Convertible Redeemable Preferred, Series B Stock shall be paid, pari passu with holders of the 8% Cumulative Convertible Redeemable Preferred, Series A Stock, the liquidation value plus all accrued dividends at the date of liquidation, dissolution or winding up of the affairs before any payment to other shareholders. At the option of the holders, the 8% Cumulative Convertible Redeemable Preferred, Series B Stock are convertible into shares of common stock determined by dividing $50,000 by the conversion price of the lesser of $3 or 75% of the average of the closing bid price of common stock during the five (5) trading days immediately prior to the conversion date. The Preferred Stock has an intrinsic value of beneficial conversion feature of approximately $415,000. At the option of the Company, the 8% Cumulative Convertible Redeemable Preferred, Series B Stock is redeemable at a redemption price equal to the greater of 133 1/3% of the liquidation value or an amount equal to a value as if the Preferred, Series B Stock is converted into shares of common stock and sold at the closing bid price. However, under certain conditions or on March 1, 2002, the redemption price will be equal to 100% of the liquidation value. During September 2000, the Company received the first tranche in the amount of $985,000, net of acquisition fees.

     The Company is in the process of filing a Certificate of Designation, effective September 21, 2000 for the issuance of the thirty (30) shares of 8% Cumulative Convertible Redeemable Preferred, Series B Stock.

                             SUPPLEMENTAL SCHEDULES

                  MOBILE P.E.T. SYSTEMS, INC. AND SUBSIDIARIES
                          CONSOLIDATING BALANCE SHEETS
                             JUNE 30, 2000 AND 1999


                                                                                          2000
                                                               -----------------------------------------------------------
                                                                 MOBILE PET     LONDON PET      MOBILE PET    MOBILE PET
                                                                SYSTEMS, INC.     CENTRE         LEASING      SYSTEMS (UK)
                                                               --------------  -------------   ------------   ------------
                                     ASSETS

CURRENT ASSETS
   Cash                                                        $      485,793  $      35,240   $          -   $        -
   Accounts receivable, net of allowance for doubtful
   accounts of $116,000 and $0 at June 30, 2000 and
   1999, respectively                                                 467,305          5,428              -            -
   Due from London Radiosurgical Centre, Ltd                          421,783         13,317              -            -
   Due from London PET Centre, Ltd                                    857,753              -        440,641            -
   Due from Mobile PET Leasing, Ltd                                                   95,694              -            -
   Due from Mobile PET Systems (UK), Ltd                                    -              -              -            -
   Due from Mobile PET Systems, Inc.                                        -          1,518          1,518        1,518
   Other receivables                                                   35,126              -        273,037            -
   Prepaid expenses                                                   241,762              -              -            -
   Deposits and other assets                                        1,316,964              -              -            -
                                                               --------------  -------------   ------------   ----------  -

      Total current assets                                          3,826,486        151,197        715,196        1,518

PROPERTY AND EQUIPMENT, NET                                         4,247,744      1,885,967              -            -

OTHER ASSETS
   Accrued interest receivable                                         42,957              -              -            -
   Due from London PET Centre, Ltd                                          -              -      1,315,373            -
   Subordinated equity participation                                  200,000              -              -            -
   Restricted cash                                                    329,480              -              -            -

                                                               --------------  -------------   ------------   ----------  -
      Total assets                                             $    8,646,667  $   2,037,164   $  2,030,569   $    1,518
                                                               ==============  =============   ============   ==========  =

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                            $      549,386  $      84,234   $      4,880   $        -
   Income taxes payable                                                   800              -              -            -
   Accrued liabilities                                                172,302          4,555          3,037            -
   Due to London PET Centre, Ltd.                                           -              -         95,694            -
   Due to Mobile PET Leasing, Ltd                                           -        158,776              -            -
   Other liabilities                                                        -              -        295,959            -
   Obligations under capital lease - current                          712,549        281,865        313,761            -
                                                               --------------  -------------   ------------   ----------  -

      Total current liabilities                                     1,435,037        529,430        713,331            -

NONCURRENT LIABILITIES
   Obligations under capital lease                                  3,408,679      1,315,373      1,315,373            -
   Due to London PET Centre, Ltd.                                           -              -              -            -
   Due to Mobile PET Systems, Inc.                                          -        808,715              -            -
   Deferred revenue                                                    12,714              -              -            -
                                                               --------------  -------------   ------------   ----------  -

      Total liabilities                                             4,856,430      2,653,518      2,028,704            -


SHAREHOLDERS' EQUITY
   Preferred stock; $0.0001 par value; 10,000,000 shares
      authorized; 60 and 0 shares issued and outstanding
      at June 30, 2000 and 1999, respectively                       3,000,000              -              -            -
   Common stock; $0.0001 par value; 90,000,000 shares
      authorized; 14,944,658 and 12,844,658 shares issued
      and outstanding at June 30, 2000 and 1999, respectively           1,495              -              -            -
   Ordinary shares; 1,000 shares issued and outstanding                                1,617              -            -
   Ordinary shares; 1,000 shares issued and outstanding                                    -          1,612            -
   Ordinary shares; 1,000 shares issued and outstanding                                    -              -        1,612
   Additional paid in capital                                       8,580,888              -              -            -
   Accumulated deficit                                             (7,792,146)      (623,976)           351            -
   Foreign currency translation adjustment                                             6,005            (98)         (94)
                                                               --------------  -------------   ------------   ----------  -
      Total shareholders' equity                                    3,790,237       (616,354)         1,865        1,518
                                                               --------------  -------------   ------------   ----------

         Total liabilities and shareholders' equity            $    8,646,667  $   2,037,164   $  2,030,569   $    1,518
                                                               ==============  =============   ============   ==========




                                                                ---------------------------------------------------
                                                                                   ELIMINATION      CONSOLIDATED
                                                                     TOTAL           ENTRIES           TOTAL               1999
                                                                ---------------  ---------------  -----------------  ---------------
                                     ASSETS
CURRENT ASSETS
   Cash                                                         $      521,033                      $       521,033  $    1,784,390
   Accounts receivable, net of allowance for doubtful
   accounts of $116,000 and $0 at June 30, 2000 and
   1999, respectively                                                  472,733                              472,733              -
   Due from London Radiosurgical Centre, Ltd                           435,100                              435,100          29,971
   Due from London PET Centre, Ltd                                   1,298,394      (1,298,394)                   -               -
   Due from Mobile PET Leasing, Ltd                                     95,694         (95,694)                   -               -
   Due from Mobile PET Systems (UK), Ltd                                     -                                    -               -
   Due from Mobile PET Systems, Inc.                                     4,554          (4,554)                   -               -
   Other receivables                                                   308,163                              308,163               -
   Prepaid expenses                                                    241,762                              241,762          17,990
   Deposits and other assets                                         1,316,964                            1,316,964         551,292
                                                                --------------                     ----------------   --------------

      Total current assets                                           4,694,397                            3,295,755       2,383,643

PROPERTY AND EQUIPMENT, NET                                          6,133,711                            6,133,711          58,822

OTHER ASSETS
   Accrued interest receivable                                          42,957                               42,957               -
   Due from London PET Centre, Ltd                                   1,315,373      (1,315,373)                   -               -
   Subordinated equity participation                                   200,000                              200,000         200,000
   Restricted cash                                                     329,480                              329,480         252,372

                                                                --------------                     ----------------   --------------
      Total assets                                              $   12,715,918                     $     10,001,903   $   2,894,837
                                                                ==============                     ================   ==============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                  $ 638,500                     $        638,500   $      81,868
   Income taxes payable                                                    800                                  800             800
   Accrued liabilities                                                 179,894                              179,894          88,750
   Due to London PET Centre, Ltd.                                       95,694         (95,694)                   -               -
   Due to Mobile PET Leasing, Ltd                                      158,776        (158,776)                   -               -
   Other liabilities                                                   295,959                              295,959               -
   Obligations under capital lease - current                         1,308,175        (281,865)           1,026,310               -
                                                                --------------                     ----------------   --------------

      Total current liabilities                                      2,677,798                            2,141,463         171,418

NONCURRENT LIABILITIES
   Obligations under capital lease                                   6,039,425      (1,315,373)           4,724,052               -
   Due to London PET Centre, Ltd.                                            -                                    -               -
   Due to Mobile PET Systems, Inc.                                     808,715        (808,715)                   -               -
   Deferred revenue                                                     12,714                               12,714               -
                                                                --------------                     ----------------   --------------

      Total liabilities                                              9,538,652                            6,878,229         171,418


SHAREHOLDERS' EQUITY
   Preferred stock; $0.0001 par value; 10,000,000 shares
      authorized; 60 and 0 shares issued and outstanding
      at June 30, 2000 and 1999, respectively                        3,000,000                            3,000,000               -
   Common stock; $0.0001 par value; 90,000,000 shares
      authorized; 14,944,658 and 12,844,658 shares issued
      and outstanding at June 30, 2000 and 1999, respectively            1,495                                1,495           1,285
   Ordinary shares; 1,000 shares issued and outstanding                  1,617          (1,617)                   -               -
   Ordinary shares; 1,000 shares issued and outstanding                  1,612          (1,612)                   -               -
   Ordinary shares; 1,000 shares issued and outstanding                  1,612          (1,612)                   -               -
   Additional paid in capital                                        8,580,888                            8,580,888       4,545,998
   Accumulated deficit                                              (8,415,771)                          (8,415,771)     (1,823,864)
   Foreign currency translation adjustment                               5,813         (48,751)             (42,938)
                                                                --------------                     ----------------   --------------
      Total shareholders' equity                                     3,177,266                            3,123,674       2,723,419
                                                                --------------                     ----------------   --------------

         Total liabilities and shareholders' equity             $   12,715,918                     $     10,001,903   $   2,894,837
                                                                ==============                     ================   ==============


                  MOBILE P.E.T. SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATING STATEMENTS OF OPERATIONS
                        FOR THE YEAR ENDED JUNE 30, 2000
    AND THE PERIOD DECEMBER 1, 1998 (DATE OF RECOMMENCEMENT) TO JUNE 30, 1999



                                                                    2000
                                                     -----------------------------------
                                                        MOBILE PET         LONDON PET
                                                        SYSTEMS, INC.        CENTRE
                                                    -------------------  --------------
SERVICE REVENUES                                           $ 1,114,620      $    8,349
COST OF SERVICE REVENUES                                       665,867           9,830
                                                    -------------------  --------------
      Gross profit                                             448,753          (1,481)

EXPENSES
   General and administrative                                6,178,006         557,017
                                                    -------------------  --------------
      Total expenses                                         6,178,006         557,017
                                                    -------------------  --------------

Loss from operations                                        (5,729,253)       (558,498)

OTHER INCOME (EXPENSE)
   Interest income                                              89,838               -
   Other income                                                  4,163               -
   Interest expense                                           (331,430)        (65,478)
                                                    -------------------  --------------
      Total other income (expense)                            (237,429)        (65,478)
                                                    -------------------  --------------

   Loss before provision for income taxes                   (5,966,682)       (623,976)

Provision for income taxes                                       1,600               -
                                                    -------------------  --------------

   NET LOSS                                                 (5,968,282)       (623,976)

Preferred stock dividend                                    (1,205,647)              -
                                                    -------------------  --------------

   NET LOSS - AVAILABLE TO COMMON SHAREHOLDERS             $(7,173,929)     $ (623,976)
                                                    ===================  ==============


                                                                             2000
                                               ---------------------------------------------------------------------
                                               MOBILE PET   MOBILE PET                  ELIMINATION    CONSOLIDATED
                                                 LEASING    SYSTEMS (UK)      TOTAL       ENTRIES          TOTAL          1999
                                               -----------  ------------   -----------  -----------   --------------  ------------
SERVICE REVENUES                               $    41,580  $          -   $ 1,164,549  $   (41,580)  $  1,122,969    $         -
COST OF SERVICE REVENUES                                 -             -       675,697                     675,697              -
                                               -----------  ------------   -----------                --------------  ------------
      Gross profit                                  41,580            -        488,852                     447,272              -

EXPENSES
   General and administrative                        7,260            -      6,742,283                   6,742,283        991,865
                                               -----------  ------------   -----------                --------------  ------------
      Total expenses                                 7,260            -      6,742,283                   6,742,283        991,865
                                               -----------  ------------   -----------                --------------  ------------

Loss from operations                                34,320            -     (6,253,432)                 (6,295,012)      (991,865)

OTHER INCOME (EXPENSE)
   Interest income                                       -            -         89,838                      89,838          2,701
   Other income                                          -            -          4,163                       4,163          1,553
   Interest expense                                (33,969)           -       (430,877)      41,580       (389,297)        (7,017)
                                               -----------  ------------   -----------                --------------  ------------
      Total other income (expense)                 (33,969)           -       (336,876)                   (295,296)        (2,763)
                                               -----------  ------------   -----------                --------------  ------------

   Loss before provision for income taxes              351            -     (6,590,307)                 (6,590,307)      (994,628)

Provision for income taxes                               -            -          1,600                       1,600          2,400
                                               -----------  ------------   -----------                --------------  ------------

   NET LOSS                                            351            -     (6,591,907)                 (6,591,907)      (997,028)

Preferred stock dividend                                 -            -     (1,205,647)                 (1,205,647)             -
                                               -----------  ------------   -----------                --------------  ------------

   NET LOSS - AVAILABLE TO COMMON SHAREHOLDERS $       351  $         -    $(7,797,554)               $  (7,797,554)  $  (997,028)
                                               ===========  ============   ===========                ==============  =============


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         We have not had any disagreements with Peterson & Co., our independent outside auditors, since inception. Peterson & Co. was the auditor of Mobile Nevada prior to its acquisition by Colony Delaware, and has continued as our auditor since the acquisition.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF EXCHANGE ACT

         The following table sets forth certain information with respect to our directors and executive officers.


Name                       Age                      Position
---------------------- -----------    --------------------------------------
Paul J. Crowe              50         Chairman of the Board, Chief Executive
                                      Officer and President

Thomas G. Brown            55         Chief Financial Officer and Director

Jim Corlett                57         Vice President - Mobile Operations

Brent Nelson               37         Director

Robert C. Bush             72         Director

K. Ivan F. Gothner         41         Director


         PAUL J. CROWE has served as our Chairman, Chief Executive Officer and President since December 1998. Mr. Crowe has over 30 years of business experience in sales, marketing, finance and management of high-tech medical instrumentation and services for the health care industry. Mr. Crowe has served in sales, marketing and senior management positions for Ritter/Sybron Corporation, Philips Medical Systems, Rohe Ultrasound and Diasonics MRI. From 1987 to 1991, Mr. Crowe served as President and Chief Executive Officer of Paul J. Crowe & Associates, Inc., a company which developed and operated diagnostic MRI imaging facilities and mobile MRI routes. Mr. Crowe is currently President and CEO of NeuroTechnologies International, Inc., a company he has been developing since 1995, and President of Radiosurgical Centers Corporation, businesses involved in the development and operation of Gamma Knife radiosurgery centers. In March 1998, Mr. Crowe was convicted of domestic violence (a misdemeanor) and illegal possession of a firearm. This incident occurred prior to Mr. Crowe's election as a director and appointment as an executive officer and is not related to our business.

         THOMAS G. BROWN has served as our Chief Financial Officer since April 1999. Mr. Brown is currently managing director of Wyndham Capital Corporation, an investment banking firm that sources capital for private and public companies as it relates to the financing of internal and external growth opportunities, where he has been since 1996. Mr. Brown co-founded Ablum, Brown & Company, a company that assisted LBO firms in the procurement of senior and subordinated capital as well as growth capital for private businesses in 1993. In addition, Mr. Brown has served as a securities analyst and in the corporate finance department of several New York Stock Exchange member firms. Mr. Brown is a Chartered Financial Analyst (CFA).

         JIM CORLETT has served as our Vice President - Mobile Operations since June 1999. He previously had served as our Vice President - Sales of the Company since December 1998. Mr. Corlett has over 16 years of experience in the application of mobile services to high technology. Mr. Corlett was one of the pioneers in the development of mobile MRI Services in the U.S. market for American Shared Hospital Services in the 1980s. While at American Shared Hospital Services, Mr. Corlett developed and implemented a strategic marketing and sales plan which contributed to approximately $40 million of revenues.

         BRENT NELSON has served as a director since December 1998. Mr. Nelson is the founder and managing director of Northwest Capital

Partners L.L.C., a Bellevue, Washington-based venture capital firm that provides capital to private and public companies. Mr. Nelson has over 15 years of experience in corporate and project financing.

         ROBERT C. BUSH was appointed to serve as a director in March 2000. Since 1991, Mr. Bush has served as a consultant to, and private investor in, several medical and technology companies. From 1982 to 1990, Mr. Bush served as President and CEO of Sonics Research Corporation.

         K. IVAN F. GOTHNER was appointed to serve as a director in May 2000. Mr. Gothner is Managing Director of Adirondack Capital, LLC, a private merchant banking firm, which focuses on serving small and mid-size growth companies, which he founded in April 1997. Mr. Gothner also served as managing Director of First United Equities Corporation ("First United") from 1995 to 1997. From 1994 to 1995, Mr. Gothner served as the Executive Vice President and interim Chief Operating Officer of Breasy Medical Equipment
(USA) Inc. Mr. Gothner is also a director of Laminaire Corporation, a publicly-traded company, Ashton Technology Group Inc. and Gomez Advances.

         All directors hold office until the next annual meeting of stockholders and until their successors are elected. Officers are elected to serve, subject to the discretion of the Board of Directors, until their successors are appointed.

ITEM 10. EXECUTIVE COMPENSATION

     Executive compensation is designed to provide incentives for those senior members of management who bear responsibility for our goals and achievements. Our compensation philosophy is based on a base salary, with opportunity for significant bonuses to reward outstanding performance, and a stock option program.

EXECUTIVE OFFICER COMPENSATION

     The following table sets forth compensation information for services rendered to the Company by certain executive officers and others in all capacities during each of the prior two years. Other then as set forth below, no executive officer's or other employee's salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, draws, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.


                                                    SUMMARY COMPENSATION TABLE
                                                    --------------------------
                                                       Annual Compensation              Long Term Compensation
                                      -------------------------------------------- -------------------------------
                                                                        Other       Restricted      Securities
                                                                        Annual         Stock        Underlying        All Other
   Name and Position          Year        Salary        Bonus        Compensation     Awards       Options/SARs      Compensation
                                            $             $               $              $              #                 $
-----------------------  ------------ -------------- ------------    ------------   ----------     ------------      ------------
Paul J. Crowe, CEO           6/30/00     179,167        25,000         7,200                          500,000
                             6/30/99     100,000             -         1,800

Thomas G. Brown, CFO         6/30/00     110,000             -             -                          650,000
                             6/30/99      15,000             -             -

Jim Gleeson                  6/30/00      77,404             -        32,160                           50,000
Vice President               6/30/99           -             -             -


Other Compensation includes auto allowance for Paul Crowe and for Jim Gleeson ($7,800) and Commission advance draws.

     The following table sets forth the options granted, if any, to the persons named in the "Summary Compensation Table" during the Company's fiscal year ended June 30, 2000.

                     OPTIONS/SAR GRANTS IN LAST FISCAL YEAR
                 (INCLUDES OPTIONS REPRICED IN LAST FISCAL YEAR)

                                INDIVIDUAL GRANTS


                            Number of       Percent of Total                                        Potential Realizable Value at
                           Securities         Options/SARs                                        Assumed Annual Rates of Stock
                           Underlying          Granted to          Exercise or                   Price Appreciation for Option Term
                          Options/SARS        Employees in         Base Price     Expiration     ----------------------------------
Name                       Granted (#)      Fiscal Year (%)          ($/Sh)          Date            5% ($) *          10% ($) *
-------------------   -------------------- ------------------    --------------  ------------    ----------------  ----------------
Paul J. Crowe                 100,000                0.02               2.500      3/31/02          117,664           149,094
CEO                           400,000                0.07               2.500      6/21/03          562,794           796,850

Thomas G. Brown               100,000                0.02               2.500      3/31/02          117,664           149,094
CFO                           250,000                0.04               2.500      3/31/02          294,160           372,734
                              300,000                0.05               2.500      2/14/03          408,142           567,009

Jim Gleeson                    50,000                0.01               2.600      6/21/02           56,047            74,188
Vice President


* Based on the medium market value of the Company's stock at $3.375 on June 30, 2000 appreciating by 5% and 10%, respectively, compounded over the remaining 3 years of the option term, less the cost of exercise.

     Options were granted to the above people at the respective dates following herein: Paul J. Crowe 4/1/99 and 6/21/00; Thomas G. Brown 4/1/99, 4/1/99 and 2/15/00; and Jim Gleeson 6/22/99. All options are fully vested.

     We did not issue any options to the persons named in the "Summary Compensation Table" in the period July 1, 2000 through September 17, 2000.

     The following table sets forth information concerning the exercise of stock options by each person named in the "Summary Compensation Table" during the Company's fiscal year ended June 30, 2000 and the value of all exercisable and unexercisable options at June 30, 2000.

             AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                          FISCAL YEAR-END OPTION VALUES


                             Shares
                            Acquired                    Number of Securities Underlying              Value of Unexercised
                               On         Value          Unexercised Options at FY-end                In-The-Money Options
                            Exercise     Realized            (#)                                       at FY-end ($) (1)
                                                       ------------------------------------ --------------------------------------
Name                           ($)         ($)           Exercisable        Unexercisable       Exercisable       Unexercisable
------------------          --------     --------      ------------------------------------ -------------------- -----------------
Paul J. Crowe                                               100,000                 -               14,960              -
CEO                                                         400,000                 -               59,840              -

Thomas G. Brown                                             100,000                 -               14,960              -
CFO                                                         250,000                 -               37,400              -
                                                            300,000                 -               44,880              -

Jim Gleeson                                                  50,000                 -                2,480              -
Vice President



(1) Based on the closing price for the Company's Common Stock at the close of market of June 30,2000. On June 30, 2000, the closing price of the Company's common stock was $3.312. We discounted this closing price to 80% in calculating the In-The-Money Values.

     We believe that the Company will only retain executives of caliber and experience if they are offered competitive compensation packages. Because the Company cannot afford to pay high cash salaries, the granting of options is a critical component of the overall compensation paid to our officers. We believe it is uncompetitive and a disincentive to set the exercise price of options at unreasonable premiums over the market price of the shares on the date of grant. Similarly, a decline in the price of the shares over a period when both the Company's business operations and prospects are improving, and our executives have made significant contributions, but which is not offset by a reduction in the exercise price, is, we believe, unfair to those executives. A decline in our share price results in an effective increase in the premium of the exercise price over the market price which penalizes the executives, and is potentially harmful to the Company if the executive then takes the view that their overall compensation package is becoming uncompetitive. We will continue to review the exercise prices and vesting dates of options granted to our employees and may reprice and/or change vesting dates as we deem appropriate based on the prevailing price of our shares and the Company's business operations and prospects.

EMPLOYMENT AND CONSULTING AGREEMENTS

         On January 1, 1999, we entered into a five-year Employment Agreement with Paul J. Crowe, our Chief Executive Officer. The Employment Agreement provides that Mr. Crowe is to receive a salary of $200,000 per year, which beginning in the calendar year 2000 is to be increased by 10% if the average market price of our stock in December of the preceding year has increased by at least 10% above the average market price of our stock in December of the second preceding year. The Employment Agreement also provides that the Board of Directors will review and evaluate Mr. Crowe's performance annually and consider awarding him a discretionary bonus.

         Thomas G. Brown is compensated for his service as our Chief Financial Officer under a two-year non-exclusive Consulting Agreement dated April 1, 1999. The Consulting Agreement requires that Mr. Brown devote as much time to our company's affairs as is reasonably necessary, but he is not required to spend more than two to three days per week on our premises. Under the Consulting Agreement, Mr. Brown received a one-time grant of 100,000 shares of our Common Stock and an option to purchase 250,000 additional shares of our Common Stock at an exercise price $2.50 per share. He also receives a salary of $10,000 per month.

         On January 6, 1999, we entered into an Employment Agreement with Jim Corlett, our Vice President for Mobile Operations. Upon executing the Employment Agreement, Mr. Corlett received a signing bonus consisting of 100,000 shares of our Common Stock. The Employment Agreement also provided for a salary to Mr. Corlett of $85,000 per year, which has since been increased to $130,000 per year. In addition, Mr. Corlett will receive an option to purchase 100,000 shares of our Common Stock at the end of each of the first three years during the term of the Employment Agreement. The exercise price of these options is $1.91 per share.

         We entered into a Consulting Agreement dated January 29, 1999 with Michael Baybak and Company, Inc., a California corporation ("Baybak"). The Consulting Agreement provides that Baybak will provide major media consulting services for us. The Consulting Agreement is for a period of fifteen (15) months and provides for compensation in the form of an option to purchase 150,000 shares of our Common Stock at a exercise price of $2.50 per share. The options expire on January 29, 2004.

         We entered into a Consultancy Agreement with Dr. Piers Nicholas Plowman dated September 9, 1999. The Consultancy Agreement provides that Dr. Plowman will oversee our operations in London, England. The Consultancy Agreement ends on December 31, 2000. Under the terms of the Consultancy Agreement, Dr. Plowman may receive (i) 50,000 options to purchase our shares of Common Stock at an exercise price of $3.00 per share; (ii) 25,000 options to purchase our shares of Common Stock at an exercise price of $1.00 per share; (iii) the right to subscribe for 10,000 shares of Common Stock at the trading price; (iv) the right to subscribe for up to 130,000 shares of Common Stock at prices ranging from $1.00 to $3.00 per share; and (v) a management fee equal to 5% of the net profit of our operations in England.

DIRECTOR COMPENSATION

         In April 1999, we granted each of our directors an option to purchase 100,000 shares of our Common Stock. In addition, our directors are reimbursed for expenses actually incurred in connection with attending meetings of the Board of Directors.

MEDICAL ADVISORY BOARD COMPENSATION

         We compensate members of our Medical Advisory Board by granting them options to acquire our Common Stock under our 1999 Stock Option Plan. Members of the Medical Advisory Board typically receive 25,000 options to purchase our Common Stock for their first year of service and 10,000 options to purchase our Common Stock for each subsequent year of service. The exercise prices for options issued to the Medical Advisory Board range between $2.76 to $3.50 per share.

1999 STOCK OPTION PLAN

         Our 1999 Stock Option Plan (the "1999 Plan") authorizes us to grant to our directors, employees, consultants and advisors both incentive and non-qualified stock options to purchase shares of our Common Stock. As of September 30, 1999, our Board of Directors reserved 3,000,000 shares for issuance under the 1999 Plan, of which 2,344,000 shares were subject to outstanding options and 656,000 shares remained available for future grants. Our Board of Directors or a committee appointed by the Board (the "Plan Administrator") administers the 1999 Plan. The Plan Administrator selects the recipients to whom options are granted and determines the number of shares to be awarded. Options granted under the 1999 Plan are exercisable at a price determined by the Plan Administrator at the time of the grant, but in no event will the option price for any incentive stock option be lower than the fair market value for our Common Stock on the date of the grant. Options become exercisable at such times and in such installments as the Plan Administrator provides in the terms of each individual option agreement. In general, the Plan Administrator is given broad discretion to issue options and to accept a wide variety of consideration (including shares of Common Stock of the Company and promissory notes) in payment for the exercise price of options. The 1999 Plan was originally authorized by the Board of Directors and shareholders of Mobile Nevada. Our Board of Directors adopted the 1999 Plan after the acquisition of Mobile Nevada by Colony Delaware.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding beneficial ownership of our Common Stock as of September 27, 2000, (a) by each person who is known by us to own beneficially more than 5% of our Common Stock, (b) by each of our directors, and (c) by all of our officers and directors as a group. Each person's address is c/o Mobile P.E.T. Systems, Inc., 2240 Shelter Island Drive, #205 San Diego, California 92106.


  Name and Address of                Amount and Nature of      Percentage of Class(1)
    Beneficial Owner                  Beneficial Owner
Paul J. Crowe                            5,900,000(2)                 38.20
Brent Nelson                             1,800,000(3)                 11.96
Thomas G. Brown                            650,000(4)                  4.25
K. Ivan F. Gothner                         396,000(5)                  2.59
Jim Corlett                                200,000(3)                  1.33
Robert C. Bush                             102,000(4)                   .68
All Executive Officers and               7,550,000(6)                 45.89
Directors (6 persons)


(1) Based on a total of 17,564,754 outstanding shares of Common Stock, including 1,531,500 shares issuable upon the exercise of options and warrants exercisable on or within 60 days of April 1, 2000, and 1,123,596 shares issuable upon the conversion of Series A Convertible Preferred Stock.
(2) Includes 100,000 shares issuable upon the exercise of outstanding stock options.
(3) Includes 650,000 shares issuable upon the exercise of outstanding stock options.
(4) Includes 350,000 shares issuable upon the exercise of outstanding stock options.
(5) Includes 356,000 shares issuable upon the conversion of outstanding warrants.
(6) Includes 1,506,000 shares issuable upon the exercise of outstanding options and the conversion of outstanding warrants.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Brent Nelson, a director of our company, is the President of Northwest Capital Partners, LLC. On December 15, 1998, we entered into a Consulting Agreement under which Northwest agreed to advise us financially and assist us in arranging financing for our business operations. The Consulting Agreement has a three-year term, and Northwest has a right of first refusal to consult with the Company regarding financings throughout the duration of the Consulting Agreement. The Consulting Agreement provides for payment of monthly consulting fees to Northwest in the amount of $5,000 per month. Commencing in April of 1999, Northwest has waived payment of these monthly fees. The fee provision is subject to extension for 36 months upon the closing of certain financing transactions set forth in the Consulting Agreement. Pursuant to the Consulting Agreement, in December 1998 Northwest was granted 1,200,000 shares of our Common Stock in exchange for its services in arranging interim financing for us. These shares were not assigned a specific value upon issuance because they were considered a cost of raising capital, and were reported as a deduction from the proceeds from the issuance of stock, rather than as an asset or expense. In addition, Northwest will receive an additional

1,000,000 shares of our common stock if our market capitalization reaches $100,000,000 or more. These shares would be subject to registration concurrently with our first public offering of stock after their issuance. Northwest's obligations under the Consulting Agreement are subject to certain conditions to be performed by us, including refraining from modifying our capital structure without Northwest's prior written consent. In addition, the Consulting Agreement provides that for three years after the date that our common stock commences trading on the OTC Bulletin Board, if we desire to issue new shares of stock or any of our officers or directors who hold 5% or more of our common stock ("Principal Stockholders") desire to transfer their shares of our stock to a third party, we and the Principal Stockholders are required to first offer such shares to us (if applicable), to Northwest, and then to the Principal Stockholders. The Consulting Agreement also requires our officers and directors and the Principal Stockholders to agree that for a period of twelve months after our common stock commences trading on the OTC Bulletin Board, the Principal Stockholders will not sell any of their shares of common stock without Northwest's prior written consent, which will not be unreasonably withheld. Finally, the Consulting Agreement provides that Northwest is entitled to nominate a director for our board of directors for a period of five years.

         In December of 1998, Northwest Capital Partners, LLC made a non-interest bearing loan to us in the amount of $50,000. We repaid the loan in January of 1999.

         Paul J. Crowe, the CEO and a director of our company, is the Chairman, a director and majority shareholder of the London Radiosurgical Centre Ltd. Effective July 30, 1999, we loaned $137,319.09 to the London Radiosurgical Centre pursuant to a Promissory Note dated September 1, 1999. The Promissory Note provides that the unpaid principal balance on the loan bears interest at the rate of 8% per year. The loan was due to be repaid on October 28, 1999. We have extended the repayment date for the loan to March 31, 2001.

         We have an 8% interest in a subordinated equity participation in London Radiosurgical Centre Ltd. The subordinated equity participation is in the amount of $200,000. The maximum investment of $2,500,000 will be returned to investors from net income for distribution, after which investors will receive 60% of net income for distribution. According to the terms of the participation agreement, net income for distribution is equal to net income less equipment financing payments, operating expenses, reserve capital and taxes.

         Thomas G. Brown, the CFO and a director of our Company, is currently employed as an investment banker by Wyndham Capital Corporation, which prepared a Confidential Information Memorandum for our company in March 1999 at a cost to us of $3,500. The purpose of the Confidential Information Memorandum was to provide a broad range of information about our company and our industry. It was not used in connection with the offer and sale of our securities to investors.

         In May 1999, we issued 200,000 shares of our common stock to Northwest Capital Partners, LLC as a result of the exercise of stock options granted to it by Colony Delaware in December 1998. See "Recent Sales of Unregistered Securities."

         In December 1999, we entered into an oral agreement for a bridge loan in the amount of $50,000 from Northwest Capital Partners, LLC. The loan is non-interest bearing and is payable not later than six months from the date of the agreement, December 20, 1999. We repaid the loan in April 2000.

RELATED TRANSACTIONS

         In November 1999, we entered into an agreement with Adirondack Capital, LLC in connection with its role as a financial advisor to us. As compensation for services to be rendered by Adirondack, we agreed to pay Adirondack a monthly cash retainer of $3,000. In addition, we will issue to Adirondack or its designee a warrant to purchase 50,000 shares of our common stock. The warrant shall expire on December 31, 2006 and shall have an exercise price of $2.00 per share.

         In March 2000, Adirondack was paid $300,000 as a fee relating to the placement of the Series A Convertible Preferred Stock. In addition, Adirondack, or its designee, shall be issued a warrant to purchase 300,000 shares of our Common Stock at a price of $3.00 per share.

         In August 2000, Robert Bush provided us a bridge loan of $200,000 represented by an 8% subordinated note due October 6, 2000. In addition, Mr. Bush was issued a warrant to purchase 35,000 shares of our Common Stock at a price of $2.50 per share. The repayment date has been extended for 60 days.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Listing of Exhibits

         The following exhibits are included as part of this Form 10-KSB, except those exhibits marked as having previously been filed with the Securities and Exchange Commission and which are incorporated by reference to another registration statement, report or document. References to the "Company" in this Exhibit List mean Mobile PET Systems, Inc., a Delaware corporation.


         Exhibit No.             Description                                                            Reference
         -----------             -----------                                                            ---------
             2.1        Acquisition Agreement between Colony International, Inc. and the Company           (1)

             2.2        Acquisition Agreement between American Coin and Stamp Ventures, Inc. and           (1)
                        Colony International, Inc.

             3.1        Certificate of Incorporation, as amended                                           (2)

             3.2        Amended and Restated Bylaws                                                        (1)

             3.3        Certificate of Designation of Series A Convertible Preferred Stock                 (3)

             3.4        Certificate of Designation of Series B Convertible Preferred Stock

            10.1        Equipment Lease No. 4125 with Finova Capital Corporation; Addendum I to            (1)
                        Equipment Lease No. 4125; Addendum Nos. One and Two to Lease Schedule No.
                        4125.01

            10.2        Security Agreement with Finova Capital Corporation                                 (1)

            10.3        Common Stock Purchase Warrant with Finova Capital Corporation                      (1)

            10.4        Continuing Personal Guaranty between Paul J. Crowe and Finova Capital              (1)
                        Corporation

            10.5        Collateral Assignment of Agreements by the Company to Finova Capital               (1)
                        Corporation

            10.6        Subordination Agreement with Finova Capital Corporation                            (1)

            10.7        Office Space Lease Agreement between Shelter Cove Marina, Ltd./San Diego           (1)
                        Unified Port District and the Company

            10.8        Form of Positron Emission Tomography Mobile Services Agreement                     (1)

            10.9        Promissory Note with The London Radiosurgical Centre, Ltd.                         (1)

            10.10       Letter Agreement with The London Radiosurgical Centre, Ltd.                        (1)

            10.11       Employment Agreement with Mr. Crowe                                                (1)

            10.12       Employment Agreement with Mr. Corlett, as amended                                  (1)

            10.13       Consulting Agreement with Mr. Brown                                                (1)

            10.14       Consulting Agreement with Northwest Capital Partners, LLC                          (1)

            10.15       Consulting Agreement with Michael Baybak and Company, Inc.                         (1)

            10.16       Consultancy Agreement with Dr. Piers Nicholas Plowman                              (1)

            10.17       1999 Stock Option Plan                                                             (1)



         Exhibit No.             Description                                                            Reference
         -----------             -----------                                                            ---------
            10.18       Securities Purchase Agreement with York LLC                                        (4)

            10.19       Sale/Leaseback Agreements with Finova Capital Corporation -- Lease Schedule        (5)
                        No. 4125.01

            10.20       Sale/Leaseback Agreements with Finova Capital Corporation -- Lease Schedule        (4)
                        No. 4125.02; Addendum No. One to Lease Schedule No. 4125.02; Bill of Sale
                        for one Calumet Coach

            10.21       Sale/Leaseback Agreements with Finova Capital Corporation -- Lease Schedule        (5)
                        No. 4125.02A; Lease Schedule No. 4125.02B; Addendum No. One to Lease
                        Schedule No. 4125.02B

            10.22       Sale/Leaseback Agreements with Finova Capital Corporation -- Amendment No.         (6)
                        One to Lease Schedule No. 4125; Lease Schedule No. 4125.03A; Amendment No.
                        One to Lease Schedule No. 4125.03A; Lease Schedule No. 4125.03B; Amendment
                        No. One to Lease Schedule No. 4125.03B

            10.23       Sale/Leaseback Agreements with Finova Capital Corporation -- Addendum No.          (7)
                        One to Lease Schedule No. 4125.03B

            10.24       Master Hire Purchase Agreement between IGE Medical Services Limited and the        (5)
                        Company

            10.25       Office Space Lease Agreement between Shelter Cove Marina, Ltd. and the             (7)
                        Company

            10.26       Sales Office Sublease between Twenty-Five-Forty, LLC and the Company

            10.27       Agreements between GE Healthcare Financial Services and the Company --
                        Master Masterline (coach); Master Leaseline (scanner)

            10.28       Positron Emission Tomography Mobile Services Agreement between the Company and Salem Hospital; First and Second Amendments

            10.29       PET Imaging Services Agreement with Redwood Regional Medical Group;
                        Amendment

            10.30       Purchase Agreement between York LLC and the Company dated September 21, 2000

            10.31       Common Stock Purchase Warrant between York LLC and the Company dated
                        September 21, 2000

            10.32       Form of Corporate and Personal Guaranty of Neurotechnologies
                        International, Inc. and Paul Crowe, respectively, for the debt of
                        London Radiosurgical Centres, Ltd. to the Company dated July 1, 2000

            21          Subsidiaries of the Registrant                                                     (1)

            27          Financial Data Schedule


-----------------------------

         (1) Previously filed as an Exhibit to the Company's Form 10SB filed with the Securities and Exchange Commission on October 19, 1999.

         (2) Previously filed as an Exhibit to the Company's Form 10SB, Amendment No. 1, filed with the Securities and Exchange Commission on February 9, 2000.

         (3) Previously filed as an Exhibit to the Company's Form 10SB, Amendment No. 2, filed with the Securities and Exchange Commission on March 16, 2000.

         (4) Previously filed as an Exhibit to the Company's Form 10-QSB, Amendment No. 1, for the period ended December 31, 1999, filed with the Securities and Exchange Commission on March 16, 2000.

         (5) Previously filed as an Exhibit to the Company's Form 10-QSB for the period ended March 31, 2000, filed with the Securities and Exchange Commission on May 22, 2000.

         (6) Previously filed as an Exhibit to the Company's Form 10-QSB, Amendment No. 3, for the period ended December 31, 1999, filed with the Securities and Exchange Commission on May 31, 2000.

         (7) Previously filed as an Exhibit to the Company's Form 10-QSB, Amendment No. 1, for the period ended March 31, 2000, filed with the Securities and Exchange Commission on May 31, 2000.

         (b)  REPORTS ON FORM 8-K

              None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  October 11, 2000                           MOBILE P.E.T. SYSTEMS, INC.

                                                   By:  /s/ Paul J. Crowe
                                                       -------------------------
                                                       Paul J. Crowe, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       SIGNATURE                                          TITLE                                DATE

/s/ Paul J. Crowe                               Chief Executive Officer and Director     October 11, 2000
------------------------------------
Paul J. Crowe

/s/ Thomas G. Brown                             Chief Financial Officer and Director     October 11, 2000
------------------------------------
Thomas G. Brown

/s/ Brent Nelson                                Director                                 October 11, 2000
------------------------------------
Brent Nelson

/s/ Robert C. Bush                              Director                                 October 11, 2000
------------------------------------
Robert C. Bush

/s/ K. Ivan F. Gothner                          Director                                 October 11, 2000
------------------------------------
K. Ivan F. Gothner
