Form 10QSB
period 2000-09-30
MOBILE PET SYSTEMS INC
filed 2000-11-14
CIK 1097181

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.

         For the quarterly period ended September 30, 2000

OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.

         For the transition period from ___________ to __________.

                         COMMISSION FILE NUMBER: 1097181

                           MOBILE P.E.T. SYSTEMS, INC.
        (Exact name of Small Business Issuer as Specified in its Charter)

          Delaware                                      11-2787966
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)


                         2240 SHELTER ISLAND DRIVE, #205
                           SAN DIEGO, CALIFORNIA 92106
                    (Address of principal executive offices)

                                 (619) 226-6738
                (Issuer's Telephone Number, Including Area Code)


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past
90 days. Yes [X]  No [ ]

         On October 31, 2000, there were 14,969,658 shares outstanding of the issuer's common stock, par value $.0001 per share.

         Transitional Small Business Disclosure Format (check one)
Yes [ ]  No [X]

                  MOBILE P.E.T. SYSTEMS, INC. AND SUBSIDIARIES
                    For the quarter ended September 30, 2000

                                TABLE OF CONTENTS

                                                                                                    PAGE NO.
                                                                                                    --------
PART I.           FINANCIAL INFORMATION

   ITEM 1.        FINANCIAL STATEMENTS (UNAUDITED)..............................................       1

                  Consolidated Balance Sheets as of September 30, 2000 and 1999.................       3

                  Consolidated Statements of Operations for the three months ended
                    September 30, 2000 and 1999.................................................       4

                  Consolidated Statement of Cash Flows for the three months ended
                    September 30, 2000 and 1999.................................................       5

                  Consolidated Statement of Shareholders' Equity (Deficit) as of
                    September 30, 2000..........................................................       6

                  Notes to Unaudited Consolidated Financial Statements..........................       7

   ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATION......................................................      19

PART II.          OTHER INFORMATION

   ITEM 2.        CHANGES IN SECURITIES.........................................................      23

   ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K..............................................      23

                  MOBILE P.E.T. SYSTEMS, INC. AND SUBSIDIARIES
                    For the quarter ended September 30, 2000

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

The following financial statements are furnished:

         Consolidated Balance Sheets as of September 30, 2000 and 1999

         Consolidated Statements of Operations for the three months ended September 30, 2000 and 1999

         Consolidated Statement of Cash Flows for the three months ended September 30, 2000 and 1999

         Consolidated Statement of Shareholders' Equity (Deficit) as of September 30, 2000

         Notes to Unaudited Consolidated Financial Statements

                           ACCOUNTANTS' REVIEW REPORT


TO THE BOARD OF DIRECTORS
Mobile P.E.T. Systems, Inc.

We have reviewed the accompanying consolidated balance sheets of Mobile P.E.T. Systems, Inc. and subsidiaries as of September 30, 2000 and 1999, and the related consolidated statements of operations and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these consolidated financial statements is the representation of the management of Mobile P.E.T. Systems, Inc. and subsidiaries.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements in order for them to be in conformity with generally accepted accounting principles.


                                                 /s/ PETERSON & CO.
                                                 ------------------------------
                                                     PETERSON & CO.


San Diego, California
November 8, 2000

                  MOBILE P.E.T. SYSTEMS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                          SEPTEMBER 30, 2000 AND 1999

                                                                             2000               1999
                                                                         ------------        -----------
                                        ASSETS

CURRENT ASSETS
  Cash                                                                   $    178,028        $   170,089
  Accounts receivable, net of allowance for doubtful accounts
    of $129,320 and $0 at September 30, 2000 and 1999, respectively           567,535            135,615
  Stock subscriptions receivable                                              547,500                 --
  Other receivables                                                            34,876                 --
  Prepaid expenses                                                            136,393             21,552
  Deposits and other assets                                                 1,344,678          1,223,702
                                                                         ------------        -----------

    Total current assets                                                    2,809,010          1,550,958

PROPERTY AND EQUIPMENT, NET                                                 8,895,925          1,748,584

OTHER ASSETS
  Accrued interest receivable                                                  50,520                 --
  Due from London Radiosurgical Centre, Ltd                                   421,783            212,018
  Subordinated equity participation                                           200,000            200,000
  Restricted cash                                                             333,576            104,040
                                                                         ------------        -----------

    Total assets                                                         $ 12,710,814        $ 3,815,600
                                                                         ============        ===========

                         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                       $  1,081,469        $    54,815
  Income taxes payable                                                            800                800
  Accrued liabilities                                                         190,846             21,703
  Notes payable                                                               200,000                 --
  VAT due to IGE                                                              292,190                 --
  Obligations under capital lease - current                                 1,434,077                 --
                                                                         ------------        -----------

    Total current liabilities                                               3,199,382             77,318

NONCURRENT LIABILITIES
  Obligations under capital lease                                           7,040,803          1,434,618
  Deferred revenue                                                             12,008                 --
                                                                         ------------        -----------

    Total liabilities                                                      10,252,193          1,511,936

SHAREHOLDERS' EQUITY
  Preferred stock; 10,000,000 shares authorized:
    Series A preferred stock; 60 and 0 shares issued and
      outstanding at September 30, 2000 and 1999, respectively              3,000,000                 --
    Series B preferred stock; 20 and 0 shares issued and
      outstanding at September 30, 2000 and 1999, respectively              1,000,000                 --
  Common stock; $0.0001 par value; 90,000,000 shares
    authorized; 14,944,658 and 13,359,658 shares issued
    and outstanding at September 30, 2000 and 1999,
    respectively                                                                1,495              1,336
  Additional paid in capital                                                9,105,719          4,830,947
  Accumulated deficit                                                     (10,678,798)        (2,528,619)
  Foreign currency translation adjustment                                      30,205                 --
                                                                         ------------        -----------

    Total shareholders' equity                                              2,458,621          2,303,664
                                                                         ------------        -----------

      Total liabilities and shareholders' equity                         $ 12,710,814        $ 3,815,600
                                                                         ============        ===========



             See accompanying notes and accountants' review report.

                  MOBILE P.E.T. SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                                               2000             1999
                                                           ------------     ------------

SERVICE REVENUES                                           $   840,981        $  79,995
COST OF SERVICE REVENUES                                       612,753           43,529
                                                           -----------        ---------
   Gross profit                                                228,228           36,466

EXPENSES
 General and administrative                                  2,252,722          700,048
                                                           -----------        ---------
   Total expenses                                            2,252,722          700,048
                                                           -----------        ---------
Loss from operations                                        (2,024,494)        (663,582)

OTHER INCOME (EXPENSE)
 Interest income                                                13,277            6,666
 Other income (expense)                                         (7,252)              --
 Interest expense                                             (244,558)         (47,039)
                                                           -----------        ---------
   Total other income (expense)                               (238,533)         (40,373)
                                                           -----------        ---------
 Loss before provision for income taxes                     (2,263,027)        (703,955)

Provision for income taxes                                          --              800
                                                           -----------        ---------
NET LOSS                                                    (2,263,027)        (704,755)

Preferred stock dividend                                       276,387               --
                                                           -----------        ---------
NET LOSS - AVAILABLE TO COMMON SHAREHOLDERS                $(2,539,414)       $(704,755)
                                                           ===========        =========
Loss per share - basic                                     $     (0.18)       $   (0.05)
                                                           ===========        =========
Loss per share - diluted                                   $     (0.18)       $   (0.05)
                                                           ===========        =========




             See accompanying notes and accountants' review report.

                  MOBILE P.E.T. SYSTEMS, INC. AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                                                2000            1999
                                                            ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                                   $(2,263,027)     $ (704,755)
 Adjustments to reconcile net loss to net
  cash used in operating activities
   Depreciation                                                 279,098          44,538
   Common stock issued for compensation                          92,331              --
 (Increase) decrease in operating assets
  Due from London Radiosurgical Center, LTD                      13,317        (182,047)
  Accounts receivable                                           (94,802)       (135,615)
  Other receivable                                              265,724              --
  Prepaid expenses                                              105,369          (3,562)
  Deposits and other assets                                     (27,714)       (672,410)
  Restricted cash                                                (4,096)        148,332
  Deferred assets                                                  (706)             --
 Increase (decrease) in operating liabilities
  Accounts payable                                              439,200         (27,053)
  Accrued liabilities                                            10,952         (66,292)
                                                            -----------      ----------
   Net cash used in operating activities                     (1,184,354)     (1,598,864)
                                                            -----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Capital expenditures                                          (100,576)       (300,437)
                                                            -----------      ----------
   Net cash used in investing activities                       (100,576)       (300,437)
                                                            -----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from loan                                             200,000              --
 Payments on obligations under capital lease                   (216,218)             --
 Preferred stock issued                                         885,000         285,000
                                                            -----------      ----------
   Net cash provided by financing activities                    868,782         285,000
                                                            -----------      ----------

Effect of exchange rate changes in cash                          73,143              --

Net decrease in cash                                           (343,005)     (1,614,301)

Cash - beginning of period                                      521,033       1,784,390
                                                            -----------      ----------
Cash - end of period                                        $   178,028      $  170,089
                                                            ===========      ==========

SUPPLEMENTAL DISCLOSURES
 Interest paid                                              $   202,619      $   46,539
                                                            ===========      ==========
 Income taxes paid                                          $        --      $       --
                                                            ===========      ==========
NONCASH INVESTING ACTIFITIES
 Equipment under capital lease                              $ 2,992,758      $1,433,863
                                                            ===========      ==========
NONCASH FINANCING ACTIVITIES
 Preferred stock dividend - beneficial conversion feature   $   276,387      $       --
                                                            ===========      ==========
 Obligations under capital lease                            $ 2,992,758      $1,434,618
                                                            ===========      ==========




               See accompanying footnotes and accountants' review report.

                  MOBILE P.E.T. SYSTEMS, INC. AND SUBSIDIARIES
                       STATEMENT OF SHAREHOLDERS' EQUITY


                                                      Preferred Stock          Common Stock           Additional
                                                      ----------------     ----------------------      Paid In
                                                      Shares    Amount       Shares        Amount       Capital
                                                      ------    ------     -----------    -------     ----------

Balance - December 1, 1998                             --    $       --     10,328,395    $ 1,033     $  825,803
  Reverse stock split:  50 - 1                                             (10,121,636)    (1,012)         1,012
  Common stock issued                                                        3,937,899        394         98,053
                                                    ----     ----------    -----------    -------     ----------
Balance immediately prior to
  acquisition                                                                4,144,658        415        924,868
  Common stock issued in acquisition                                         7,000,000        700           (700)
  Net loss - December 1, 1998 to
    December 31, 1998                                                          (34,426)                  (34,426)
                                                     ----     ----------    -----------    -------     ----------
Balance - December 31, 1998                                                 11,144,658      1,115        924,168
  Common stock issued through the exercise of
    stock options                                                              900,000         90        899,910
  Common stock issued as compensation                                          100,000         10         99,990
  Common stock subscribed through the exercise
    of options                                                                 350,000
  Net loss - January 1, 1999 to March 31, 1999
                                                     ----     ----------    -----------    -------     ----------
Balance - March 31, 1999                               --            --     12,144,658      1,215      2,274,068
  Common stock issued through the exercise
    of stock options                                                           600,000         60        549,940
  Common stock issued as compensation                                          100,000         10        149,989
  Common stock subscribed, net of offering costs                                                       1,572,001
  Net loss - April 1, 1999 to June 30, 1999
                                                     ----     ----------    -----------    -------     ----------
Balance - June 30, 1999                                --            --     12,844,658      1,285      4,545,998
  Common stock issued from subscriptions paid,
    net of offering costs                                                      515,000         51        284,949
  Net loss - July 1, 1999 to September 30, 1999
                                                     ----     ----------    -----------    -------     ----------
Balance - September 30, 1999                           --            --     13,359,658      1,336      4,830,947
  Prior period adjustment - net effect of the
    reclassification of certain leases
    from operating leases to capital leases                                                              (34,895)
                                                     ----     ----------    -----------    -------     ----------
Balance - September 30, 1999, as adjusted              --            --     13,359,658      1,336      4,830,947
  Net loss - October 1, 1999 to December 31, 1999
  Foreign currency translation adjustment
                                                     ----     ----------    -----------    -------     ----------
Balance - December 31, 1999                            --            --     13,359,658      1,336      4,830,947
  Common stock issued in private placement,
    net of offering costs                                                    1,550,000        155      2,664,128
  Preferred stock issued in private placement,
    net of offering costs                              60     3,000,000                                 (300,000)
  Net loss - January 1, 2000 to March 31, 2000
  Foreign currency translation adjustment
                                                     ----     ----------    -----------    -------     ----------
Balance - March 31, 2000                               60     3,000,000     14,909,658      1,491      7,195,075
  Common stock issued for services                                              35,000          4        109,371
  Options issued as compensation                                                                       1,276,442
  Net loss - April 1, 2000 to June 30, 2000
  Foreign currency translation adjustment
                                                     ----     ----------    -----------    -------     ----------
Balance - June 30, 2000                                60     3,000,000     14,944,658      1,495      8,580,888
  Preferred stock issued in private placement,
    net of offering costs                              20     1,000,000                                 (115,000)
  Stock subscribed, net of offering costs                                                                547,500
  Options issued as compensation                                                                          92,331
  Net loss - July 1, 2000 to September 30, 2000
  Foreign currency translation adjustment
                                                     ----     ----------    -----------    -------     ----------
Balance - September 30, 2000                           80     4,000,000     14,944,658      1,495      9,105,719
                                                     ====     ==========    ===========    =======     ==========






                                                                                  Foreign
                                                                                  Currency       Total
                                                                   Accumulated   Translation   Shareholders'
                                                                     Deficit     Adjustment      Equity
                                                                   -----------   -----------   -------------

Balance - December 1, 1998                                         $   (826,836)    $   --      $     --
  Reverse stock split:  50 - 1                                                                        --
  Common stock issued                                                                             98,447
                                                                   ------------     -------     --------
 Balance immediately prior to
  acquisition                                                          (826,836)        --        98,447
  Common stock issued in acquisition                                                                  --
  Net loss - December 1, 1998 to
    December 31, 1998
                                                                   ------------     -------     --------
Balance - December 31, 1998                                            (861,262)        --        64,021
  Common stock issued through the exercise of
    stock options                                                                                900,000
  Common stock issued as compensation                                                            100,000
  Common stock subscribed through the exercise
    of options                                                        350,000
  Net loss - January 1, 1999 to March 31, 1999                         (251,675)        --      (251,675)
                                                                   ------------     -------     --------
Balance - March 31, 1999                                             (1,112,937)        --     1,162,346
  Common stock issued through the exercise
    of stock options                                                                             550,000
  Common stock issued as compensation                                                            149,999
  Common stock subscribed, net of offering costs                                               1,572,001
  Net loss - April 1, 1999 to June 30, 1999                            (710,927)                (710,927)
                                                                   ------------     -------     --------
Balance - June 30, 1999                                              (1,823,864)        --     2,723,419
  Common stock issued from subscriptions paid,
    net of offering costs                                                                        285,000
  Net loss - July 1, 1999 to September 30, 1999                        (669,860)        --      (669,860)
                                                                   ------------     -------     --------
Balance - September 30, 1999                                         (2,493,724)        --     2,338,559
  Prior period adjustment - net effect of the
    reclassification of certain leases
    from operating leases to capital leases                                         (34,895)
                                                                   ------------     -------     --------
Balance - September 30, 1999, as adjusted                            (2,528,619)        --      2,303,664
  Net loss - October 1, 1999 to December 31, 1999                      (782,387)                (782,387)
  Foreign currency translation adjustment                                           (3,450)        (3,450)
                                                                   ------------     -------     --------
Balance - December 31, 1999                                          (3,311,006)    (3,450)     1,517,827
  Common stock issued in private placement,
    net of offering costs                                                                      2,664,283
  Preferred stock issued in private placement,
    net of offering costs                                                                      2,700,000
  Net loss - January 1, 2000 to March 31, 2000                       (1,574,207)        --     (1,574,207)
  Foreign currency translation adjustment                                            5,806          5,806
                                                                   ------------     -------     --------
Balance - March 31, 2000                                             (4,885,213)     2,356      5,313,709
  Common stock issued for services                                                               109,375
  Options issued as compensation                                                               1,276,442
  Net loss - April 1, 2000 to June 30, 2000                          (3,530,558)              (3,530,558)
  Foreign currency translation adjustment                                          (44,754)       (44,754)
                                                                   ------------     -------     --------
Balance - June 30, 2000                                              (8,415,771)   (42,398)     3,124,214
  Preferred stock issued in private placement,
    net of offering costs                                                                        885,000
  Stock subscribed, net of offering costs                                                        547,500
  Options issued as compensation                                                                 92,331
  Net loss - July 1, 2000 to September 30, 2000                      (2,263,027)        --     (2,263,027)
  Foreign currency translation adjustment                                           72,603         72,603
                                                                   ------------     -------     --------
Balance - September 30, 2000                                        (10,678,798)    30,205      2,458,621
                                                                   ============     =======     =========



               See accompanying footnotes and accountants' review report.

                  MOBILE P.E.T. SYSTEMS, INC. AND SUBSIDIARIES
                    For the quarter ended September 30, 2000

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

NOTE 4 - PROPERTY AND EQUIPMENT

        Property and equipment at September 30, 2000 and 1999 consist of the following:

                                                                     September 30,
                                                           ----------------------------------
                                                               2000                  1999
                                                           -----------            -----------
              Leasehold improvements                       $    30,389            $        --
              Automobile                                            --                  8,026
              Computer equipment                               433,311                 50,356
              Office furniture and fixtures                     28,298                 18,093
              Office equipment                                   7,092                  7,092
              Equipment                                      9,145,748              1,713,253
                                                           -----------            -----------
                                                             9,644,838              1,796,820
              Less accumulated depreciation                   (748,913)               (48,236)
                                                           -----------            -----------

                                                           $ 8,895,925            $ 1,748,584
                                                           ===========            ===========

     Depreciation expense for the three months ended September 30, 2000 and 1999 was $279,098 and $44,538, respectively.

NOTE 5 - CAPITALIZATION

     Preferred Stock

     On January 20, 2000, the Company authorized the issuance of ten million (10,000,000) shares of preferred stock having one hundredth of a cent ($0.0001) par value per share. On March 1, 2000 the Company designated and issued sixty (60) shares 8% Cumulative Convertible Redeemable Preferred, Series A Stock for cash in the amount of $2,700,000, net of acquisition fees. These shares of 8% Cumulative Convertible Redeemable Preferred, Series A Stock have no voting rights, have a liquidation value of $50,000 per share, and accrue dividends at a rate of eight percent (8%) per annum per share on the liquidation value payable upon conversion. The total liquidation value of the shares outstanding at September 30, 2000 in the amount of $3,000,000 is classified on the Company's balance sheet as preferred stock. Cumulative preferred dividends are payable upon conversion and at September 30, 2000 there are cumulative preferred dividends in arrears in the amount of $140,055 or $2,334 per share. In the event of any liquidation, dissolution or winding up of the affairs of the Company, holders of the 8% Cumulative Convertible Redeemable Preferred, Series A Stock shall be paid the liquidation value plus all accrued dividends at the date of liquidation, dissolution or winding up of the affairs before any payment to other shareholders. At the option of the holders, the 8% Cumulative Convertible Redeemable Preferred, Series A Stock and the cumulative preferred dividends in arrears are convertible into shares of common stock determined by dividing $50,000 by the conversion price of the lesser of $5 or 75% of the average of the closing bid price of common stock during the five (5) trading days immediately prior to the conversion date. The Preferred Stock has an intrinsic value of beneficial conversion feature of approximately $1,206,000.

     On September 21, 2000, the Company designated thirty (30) shares 8% Cumulative Convertible Redeemable Preferred, Series B Stock and issued twenty (20) shares for cash in the amount of $885,000, net of acquisition fees. As part of a September 21, 2000 Security Purchase Agreement, the Company will issue an additional ten (10) shares 8% Cumulative Convertible Redeemable Preferred, Series B Stock for cash in the amount of $500,000. The Security Purchase Agreement calls for the issuance of a total thirty
     (30) shares of 8% Cumulative Convertible Redeemable Preferred, Series B Stock in two tranches for an aggregate purchase price of $1,500,000 and 50,000 warrants to purchase shares of common stock at an exercise price of $3 per share on the first tranche and 29,851 warrants to purchase shares of common stock at an exercise price of $2.5125 per share on the second tranche. The warrants issued in connection with the first tranche expire on September 30, 2005, while the warrants issued in connection with the second tranche expire on November 9, 2005. The shares of 8% Cumulative Convertible Redeemable Preferred, Series B Stock have no voting rights, have a liquidation value of $50,000 per share, and accrue dividends at a rate of eight percent (8%) per annum per share on the liquidation value payable upon conversion. The total liquidation value of the shares outstanding at September 30, 2000 in the amount of $1,000,000 is classified on the Company's balance sheet as preferred stock. Cumulative preferred dividends are payable upon conversion and at September 30, 2000 there are cumulative preferred dividends in arrears in the amount of $1,973 or $99 per share. In the event of any liquidation, dissolution or winding up of the affairs of the Company, holders of the 8% Cumulative Convertible Redeemable Preferred, Series B Stock shall be paid, pari passu with holders of the 8% Cumulative Convertible Redeemable Preferred, Series A Stock, the liquidation value plus all accrued dividends at the date of liquidation, dissolution or winding up of the affairs before any payment to other shareholders. At the option of the holders, the 8% Cumulative Convertible Redeemable Preferred, Series B Stock and the cumulative preferred dividends in arrears are convertible into shares of common stock determined by dividing $50,000 by the conversion price of the lesser of $3 or 75% of the average of the closing bid price of common stock during the five (5) trading days immediately prior to the conversion date. The twenty (20) shares of Preferred Stock issued has an intrinsic value of beneficial conversion feature of approximately $276,400.

     Common Stock

     The Company has authorized the issuance of ninety million (90,000,000) shares of common stock, having one hundredth of a cent ($0.0001) par value per share. On December 1, 1998 (date of recommencement) the Company had 10,328,395 shares of common stock issued and outstanding. Prior to December 22, 1998 the Company authorized a 50 to 1 reverse stock split, leaving 206,759 shares (after adjustment for fractional shares). Immediately after the reverse stock split the Company issued 3,937,899 shares for cash in the amount of $98,446. On December 22, 1998 the Company acquired Mobile P.E.T. Systems, Inc. in a non-cash, stock for stock transaction by issuing:
     7,000,000 shares of the Company's stock in exchange for 7,000,000 shares of Mobile P.E.T. Systems, Inc. common stock and subsequently changed its name to Mobile P.E.T. Systems, Inc. The Company issued common stock in non-cash transactions as follows: 200,000 shares in connection with employment valued at $250,000 and 35,000 shares in connection with services valued at $109,375. The Company issued additional shares of common stock in cash transactions: 1,500,000 shares from the exercise of stock options for cash in the amount of $1,800,000, and 2,065,000 shares for cash in the amount of $4,521,284.

     Stock Options

     In December 1998 the Board of Directors authorized the issuance of stock options to purchase 1,500,000 shares of common stock at a price from $1.00 to $1.50 per share. The options were exercised prior to September 30, 2000.

     The Company and subsidiaries' Board of Directors adopted the 1999 Stock Option Plan pursuant to which incentive stock options or nonstatutory stock options to purchase up to 6,000,000 shares of common stock may be granted to employees, directors and consultants. Stock options expire on June 30, 2002, with some options extending to 2004 and vesting over service periods that range from zero to four years. During the three month period ended September 30, 2000, the Company recognized compensation expense of $92,331. The Company did not recognize any compensation expense during the three month period ended September 30, 1999.

     As of September 30, 2000, the Company has granted options to purchase 4,858,000 shares of common stock as follows:

                                                                      Number of           Vested
                                          Exercise  Price              Shares             Shares
                                          ---------------           -----------         ----------
              Outstanding, November 30, 1998                                 --                 --
                  Granted                  $1.00 - $4.50              1,500,000          1,500,000
                                              Fair Value
                  Exercised                        $1.00               (900,000)          (900,000)
                  Cancelled                                                  --                 --
                                                                    -----------         ----------
              Outstanding, December 31, 1999                            600,000            600,000
                  Granted                  $1.91 - $3.00              1,235,000                 --
                                              Fair Value
                  Exercised                                                  --                 --
                  Cancelled                                                  --                 --
                                                                    -----------         ----------
              Outstanding, March 31, 1999                             1,835,000            600,000
                  Granted                  $2.50 - $4.46                500,000            975,000
                                              Fair Value
                  Exercised                        $1.50               (600,000)          (600,000)
                  Cancelled                                                  --                 --
                                                                    -----------         ----------
              Outstanding, June 30, 1999                              1,735,000            975,000
                  Granted                  $1.00 - $4.63                284,000            175,000
                                              Fair Value
                  Exercised                                                  --                 --
                  Cancelled                                            (200,000)                --
                                                                    -----------         ----------
              Outstanding, September 30, 1999                         1,819,000          1,150,000
                  Granted                  $1.50 - $2.50                115,000            334,000
                                              Fair Value
                  Exercised                                                  --                 --
                  Cancelled                                                  --                 --
                                                                    -----------         ----------
              Outstanding, December 31, 1999                          1,934,000          1,484,000
                  Granted                  $1.63 - $5.31              1,734,500            115,000
                                              Fair Value
                  Exercised                                                  --                 --
                  Cancelled                                                  --                 --
                                                                    -----------         ----------
              Outstanding, March 31, 2000                             3,668,500          1,599,000
                  Granted                  $2.00 - $3.31              2,319,500          1,048,000
                                              Fair Value
                  Exercised                                                  --                 --
                  Cancelled                                                  --                 --
                                                                    -----------         ----------
              Outstanding, June 30, 2000                              5,988,000          2,647,000
                  Granted                  $2.50 - $3.25                400,000              7,500
                                              Fair Value
                  Exercised                                                  --                 --
                  Cancelled                $1.00 - $5.31             (1,530,000)           (55,000)
                                                                    -----------         ----------
              Outstanding, September 30, 2000                         4,858,000          2,599,500
                                                                    ===========         ==========

     The Company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation cost for stock options is recognized for the stock option awards granted at or above fair market value. During the three month period ended September 30, 2000, the Company recognized compensation expense of $92,331. During the three month period ended September 30, 1999, the Company did not recognize any compensation expense.

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

                                                                          September 30,
                                                                  ----------------------------
                                                                       2000            1999
                                                                  -------------     ----------
              Net loss
                  As reported                                     $ (2,263,027)    $  (704,755)
                  Pro forma                                         (2,886,517)     (1,134,923)
              Net loss - available to common shareholders
                  As reported                                     $ (2,539,414)    $  (704,755)
                  Pro forma                                         (3,162,904)     (1,134,923)
              Loss per share
                  As reported                                     $      (0.18)    $     (0.05)
                  Pro forma                                              (0.22)          (0.19)

     Warrants

     At September 30, 2000 and 1999 warrants were outstanding for 1,101,000 and 231,500 shares of common stock at exercise prices between $1.75 to $5.00 per share and the average of the last reported sale price of the common stock for the five trading days preceding the issue date. These warrants expire between January 2001 and September 2005.

NOTE 6 - RELATED PARTY TRANSACTIONS

     Subordinated Equity Participation

     The Company carries an 8% interest in a subordinated equity participation in London Radiosurgical Centre Ltd (LRC), a foreign corporation with a common shareholder, officer and director. The subordinated equity participation is recorded at cost in the amount of $200,000. The agreement provides distributions of cash, if any, including interest at a rate of 15% per annum, up to the amount of the investment plus accrued interest, after which the Company is to receive distributions of 60% of net income. According to the terms of the participation agreement, net income for distribution is equal to net income less equipment financing payments, operating expenses, reserve capital and taxes. Accrued interest on the investment was $50,520 and $0 at September 30, 2000 and September 30, 1999, respectively.

     Due from London Radiosurgical Centre Ltd

     During the three month period ended September 30, 2000 and 1999, the Company advanced without interest $0 and $182,047, respectively to LRC for working capital during LRC's start up period. At September 30, 2000, and 1999 the balance due from London Radiosurgical Centre Ltd was $421,783 and $212,018, respectively.

     Loan

     On August 23, 2000 the Company entered into a note payable with a shareholder of the Company in the amount of $200,000, with 8% interest per annum, due on October 6, 2000.

NOTE 7 - SECURITIES PURCHASE AGREEMENTS

     On March 1, 2000, the Company entered into a Securities Purchase Agreement. As part of the Agreement, the Company issued 60 shares of 8% Cumulative Convertible Redeemable Preferred, Series A Stock for cash in the amount of $2,700,000, net of acquisition fees and 120,000 warrants to purchase shares of common stock at an exercise price of $5.00 per share, which expire in March 2003. The buyer of the preferred stock unconditionally and irrevocably agreed to purchase shares of common stock of the Company in tranches, for an aggregate purchase price of up to $10,000,000, at a price equal to eighty five percent (85%) of the average closing bid price five
     (5) consecutive days immediately prior to the Company providing a tranche notice to the buyer. The Company may begin the tranche notices three (3) business days after the registration of both the 8% Cumulative Convertible Redeemable Preferred, Series A Stock and warrants, and the common stock described in this Agreement. The buyers obligations under this Agreement to purchase shares of common stock of the Company terminates in the event the required registration is not completed within four (4) months from the date of this agreement or under certain other conditions, including the sale of common stock or securities convertible into shares of common stock by the Company within one hundred eighty (180) days of the date of registration. The Company received a waiver from the buyer, extending to December 1, 2000 the buyers obligations to purchase shares of common stock.

     On September 21, 2000, the Company entered into a Securities Purchase Agreement. The Security Purchase Agreement calls for the issuance of a total thirty (30) shares of 8% Cumulative Convertible Redeemable Preferred, Series B Stock in two tranches for an aggregate purchase price of $1,500,000 and 50,000 warrants to purchase shares of common stock at an exercise price of $3 per share on the first tranche and 29,851 warrants to purchase shares of common stock at an exercise price of $2.5125 per share on the second tranche. The warrants issued in connection with the first tranche expire on September 30, 2005, while the warrants issued in connection with the second tranche expire on November 9, 2005.

NOTE 8 - EMPLOYMENT AGREEMENTS

     The Company has employment and compensation agreements with key officers and employees of the Company. The agreements vary in terms providing annual salaries and options to purchase shares of common stock, which may or may not be contingent upon individual or Company stock performance.

NOTE 9 - INCOME TAXES

     At September 30, 2000 the Company has a net operating loss carryforward for tax purposes of approximately $10,200,000 which expires through the year 2019. The Internal Revenue Code contains provisions, which may limit the loss carryforward available if significant changes in shareholder ownership of the Company occur.

     The components of the provision for income taxes for the three months ended September 30, 2000 and 1999 are as follows:

                                                                       September 30,
                                                              ------------------------------
                                                                 2000                1999
                                                              ---------           ----------
              Current
                  Foreign                                     $      --           $       --
                  Federal                                            --                   --
                  State                                              --                  800
                                                              ---------           ----------
                                                                                         800
              Deferred
                  Foreign                                            --                  --
                  Federal                                            --                  --
                  State                                              --                  --
                                                              ---------           ---------
                                                                     --                  --
                                                              ---------           ---------
              Provision for income taxes                      $                   $     800
                                                              =========           =========

     The components of the net deferred tax assets were as follows:

                                                                       September 30,
                                                              ------------------------------
                                                                 2000                1999
                                                            -----------           ----------
              Deferred tax assets
                  Start-up costs                             $  155,950           $ 155,950
                  Net operating loss carryforward             3,747,800             784,800
                                                            -----------           ---------
                                                              3,903,750             940,750
                  LESS VALUATION ALLOWANCE                   (3,903,750)           (940,750)
                                                            -----------           ----------


              Net deferred tax assets                         $      --           $      --
                                                            ===========           ==========

NOTE 10 - COMMITMENTS

     Equipment under capital lease is included in property and equipment as follows:

                                                                        September 30,
                                                              -------------------------------
                                                                  2000                1999
                                                              -----------         -----------
         Equipment                                            $ 7,248,375         $ 1,433,863
         Less accumulated amortization                           (525,012)            (35,640)
                                                              -----------         -----------

         Net capital lease assets                             $ 6,723,363         $ 1,398,223
                                                              ===========         ===========

     The Company leases office space under a non-cancelable operating lease. The office lease expires in December 2000. The Company leases certain other PET equipment under capital leases. The equipment leases expire through December 2004.

     Rent expense for the three months ended September 30, 2000 and 1999 was $19,295 and $8,996, respectively.

     The following is a schedule by year of the future minimum lease payments at September 30, 2000:

                                                     Capital        Operating
         September 30                                 Lease           Leases
         ------------                             -----------      -----------
         2001                                     $ 2,424,700      $    47,210
         2002                                       2,568,263           41,080
         2003                                       2,568,263           44,340
         2004                                       2,496,024           47,860
         2005                                       1,529,665           33,560
         2006                                         184,530               --
                                                  -----------      -----------
                                                   11,771,445      $   214,050
                                                                   -----------
         Less amount representing
           interest at 12.07%                      (3,296,565)
                                                  -----------

         Present value of minimum lease
           payments (including current
           portion of $1,434,007)                 $ 8,474,880
                                                  ===========



     In December 1998, the Company made a purchase commitment for five mobile PET scanners at a cost of between $1,515,000 to $1,615,000 each for a total amount of $7,725,000. At September 30, 2000, the Company satisfied their commitment on 3 of 5 units through lease agreements and the Company expects to satisfy their commitment on the remaining 2 units in 2000. The Company has entered into capital lease agreements with a leasing company for mobile systems. As of November 8, 2000 the Company has not accepted delivery.

     The Company has entered into capital leases with another leasing company for two mobile imaging system having a cost of approximately $3,621,000. As of November 8, 2000 the Company has not accepted delivery of the imaging systems.

NOTE 11 - CONCENTRATION OF CREDIT RISK

     The Company maintains cash with various major financial institutions in excess of the Federal Deposit Insurance Corporation limits.

NOTE 12 - EARNINGS (LOSS) PER SHARE

     The computations of basic and diluted earnings per share from continuing operations for the three months ended September 30, 2000 and the period December 1, 1998 (date of recommencement) to September 30, 1999 were as follows:

                                                                     September 30,
                                                            ------------------------------
                                                                2000              1999
                                                            ------------      ------------
              Loss per share - basic

              Numerator:
                  Net loss - available to
                      Common shareholders                   $ (2,539,414)     $   (704,755)
              Denominator:
                  Weighted-average shares                     14,115,346        13,320,473
                                                            ------------      ------------

              Loss per share - basic                        $      (0.18)     $      (0.05)
                                                            ============      ============

              Loss per share - diluted

              Numerator:
                  Net loss - available to
                      Common shareholders                   $ (2,539,414)     $   (704,755)
              Denominator:
                  Weighted-average shares                     14,115,346        13,320,473
                                                            ------------      ------------

                  Loss per share - diluted                  $      (0.18)     $      (0.05)
                                                            ============      ============

     The average shares listed below were not included in the computation of diluted loss per share because to do so would have been antidilutive for the three months ended September 30, 2000 and the period December 1, 1998 (date of recommencement) to September 30, 1999:

                                                                     September 30,
                                                            ------------------------------
                                                                2000              1999
                                                            ------------      ------------

                  Cumulative convertible
                      redeemable preferred stock
                      common stock equivalent                  356,712                  --
                  Employee stock options                     3,530,880             908,915
                  Warrants                                     779,289              71,321

NOTE 13 - DEPOSITS AND OTHER ASSETS

     Deposits and other assets consist of the following at September 30, 2000 and 1999:

                                                                   2000               1999
                                                               ------------       ------------
              Equipment deposits -
                  Mobile P.E.T. Units                          $  1,091,375       $  1,036,000
              Equipment rental deposits -
                  other                                              68,980                 --
              Lease deposits                                        159,073            172,702
              Other                                                  25,250             15,000
                                                               ------------       ------------

                                                               $  1,344,678       $  1,223,702
                                                               ============       ============

     Equipment deposits - Mobile P.E.T. Units are refundable upon the Company securing lease financing or carried forward to subsequent equipment orders.

NOTE 14 - PRIOR QUARTER ADJUSTMENTS

     The September 30, 2000 financial statements have been restated to correct an error in the application of generally accepted accounting principles. Certain leases previously reported as operating leases have been recorded as capital leases in accordance with Financial Accounting Standards Board Statement No. 13 - Accounting for Leases. The effect of the restatement is as follows:

              For the three months
              ended September 30, 1999               As previously reported               As restated
              ---------------------------------------------------------------------------------------
                  Property and equipment, net              $  348,861                      $1,748,584
                  Obligations under capital lease                  --                       1,434,618
                  Accumulated deficit                       2,338,559                       2,303,664

                  Net loss                                    669,860                         700,048

                  Loss per share - basic                         (.05)                           (.05)
                  Loss per share - diluted                       (.05)                           (.05)

NOTE 15 - SUBSEQUENT EVENTS

     Loan

     The Company renegotiated an August 23, 2000, eight percent (8%) bridge loan from a shareholder in the amount of $200,000. The new loan dated October 11, 2000 is an eight percent (8%) bridge loan in the amount of $200,000 and is due on or before December 11, 2000.

     On October 24 2000, the Company received an eight percent (8%) bridge loan from an officer and shareholder in the amount of $100,000, which is due on or before November 30, 2000.

     Warrants

     On October 24, 2000, warrants were issued to purchase twenty five thousand (25,000) shares of common stock at an exercise price of $2.50 per share. These warrants expire in August 2003.

     Notice of Conversion

     On October 30, 2000 the Company received a Notice of Conversion to convert $350,000 of 8% Cumulative Convertible Redeemable Preferred, Series A Stock plus $20,099 of cumulative preferred dividends in arrears into 197,881 shares of common stock.

                  MOBILE P.E.T. SYSTEMS, INC. AND SUBSIDIARIES
                    For the quarter ended September 30, 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the related notes. This quarterly report of Form 10-QSB contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. For this purpose, any statements contained in it that are not statements of historical fact should be regarded as forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. For example, the words "believes," "anticipates," "plans," "intends," "will," "may" and "expects," or any variation of these words including the negative of these words, are intended to identify forward-looking statements. For a more detailed description of these risk factors, please see Item 1 "Business - Risk Factors" of our annual report on Form 10-KSB filed with the Securities and Exchange Commission on October 11, 2000.

OVERVIEW

Our company and our subsidiaries are a medical service provider operating mobile Positron Emission Tomography, or PET, molecular imaging systems for hospitals and other health care providers on a mobile, shared user basis in selected marketplaces in the United States. We provide the PET imaging system housed in a mobile coach or in a dedicated facility. We also provide the technical personnel who operate the equipment and implement the PET procedure under the direction of hospital physicians. Our PET services include the management of day-to-day operations and educational and marketing support. Our services enable leading as well as small to mid-size hospitals to gain access to advanced diagnostic imaging technology and related value-added services without making a substantial investment in equipment and personal.

We have operations in the United States and a dedicated PET facility in the United Kingdom. We believe there may be opportunities for shared mobile PET services in the United Kingdom and certain European markets. On December 10, 1999, we incorporated a wholly owned subsidiary, The London P.E.T. Centre Limited, a United Kingdom private limited company. On December 17, 1999, we incorporated two wholly owned subsidiaries, Mobile P.E.T. Leasing Limited, a United Kingdom private limited company and Mobile P.E.T. Systems (UK) Limited, a United Kingdom private limited company.

We have measured the financial position and results of operations of our United Kingdom subsidiaries using local currency as the functional currency. We have translated our assets and liabilities into U.S. dollars at the rates of exchange at the balance sheet date. We have translated our statements of operations items using the average exchange rates prevailing throughout the reporting period. We have accumulated the translation gains or losses resulting from the changes in the exchange rates from quarter-to-quarter in a separate component of shareholders' equity. We have reflected the transaction gains and losses in the cash flow as the effect of exchange rate changes on cash.

Our consolidated revenues for our first quarter ending September 30, 2000 approximated $841,000 compared to our first quarter of operations ended September 30, 1999, in which we had revenues of $80,000 as we emerged from our development stage period in the United States establishing the management and operating infrastructure to provide PET systems and services to hospitals and other health care providers on a mobile, shared user basis. The London P.E.T. Centre Limited, our wholly owned United Kingdom subsidiary, emerged from the development stage late in the fourth quarter ended June 30, 2000 and prior to that our efforts were principally devoted to organizational activities, marketing efforts and placing the first fixed site PET system into service in London.

We continue our development and expansion efforts of organizational activities, infrastructure, capital, marketing, and the placement of additional mobile and fixed site PET systems. We anticipate we will incur additional losses as we pursue our development efforts into the first half of this fiscal year at which time we expect that cash flow from revenues will become sufficient to cover our cost of services on a monthly basis going forward.

Our future revenues will principally be a function of the number of mobile units in service, scan volumes and fees per scan. We generate substantially all of our revenues from exclusive five-year contracts with hospitals and health care providers. While we have not written off an account to date there can be no assurance that this trend will continue and accordingly, we have established a conservative allowance for uncollectable accounts receivable.

The principal component of our operating costs includes salaries and benefits paid to technologists and drivers, marketing, equipment leasing, system maintenance, insurance and transportation costs. Because a majority of these are fixed, increased revenues as a result of higher scan volumes may significantly improve our future profitability potential, while lower scan volumes may result in lower profitability.

Since our inception, we have incurred significant losses and through September 30, 2000, we have incurred a consolidated net loss approximating $10,678,800. For the quarter ended September 30, 2000, we experienced a consolidated net loss from operations of $2,263,000. We expect to experience operating losses and negative cash flow from operations until later this fiscal year 2001, when we anticipate reaching and exceeding break even on a monthly basis. We anticipate our losses during this next quarter may increase from current levels as we incur costs and expenses related to infrastructure development and staffing, marketing and sales activities and other capital expenditures. As a result, in order to achieve and maintain profitability, we will need to continue to generate significant revenues.

We raised approximately $1.5 million dollars of new equity capital through the issuance of preferred stock in a domestic and international private placement in two tranches. During the first quarter ended September 30, 2000, we designated thirty shares and issued twenty shares of cumulative convertible redeemable Series B preferred stock, along with 50,000 warrants to purchase shares of common stock at an exercise price of $3 per share, for $885,000, net of issuing costs, as the first tranche of the financing. During November 2000, we issued an additional ten shares of cumulative convertible redeemable Series B preferred stock, along with 29,851 warrants to purchase shares of common stock at an exercise price of $2.5125 per share for $500,000, as the second tranche of the financing. During the prior year ended June 30, 2000, we designated and issued sixty shares of cumulative convertible redeemable Series A preferred stock for $2,700,000 net of issuance costs and 120,000 warrants to purchase shares of common stock at an exercise price of $5 per share. Both Series A and Series B preferred shares have no voting rights, have a liquidation value of $50,000 per share, and accrue dividends at a rate of 8% on the liquidation value payable upon conversion. The investor of the Series A preferred stock also agreed to purchase shares of common stock of the Company with a value of up to $10,000,000 in tranches for a purchase price of approximately eighty five percent of the average closing bid price of the five prior days per share. In October 2000, we issued 25,000 shares of common stock for $1.90 per share, pursuant to the exercise of an outstanding option.

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

RESULTS OF OPERATIONS

The prior quarter ended September 30, 1999 was our first quarter of operations. During the quarter ended September 30, 1999, we placed our first mobile unit into operation, which generated revenues and incurred operating costs in addition to those related to establishing the management and operating infrastructure to provide PET systems and services to health care providers on a mobile, shared user basis. These factors make it difficult to draw informative conclusions by comparing the quarter ended September 30, 1999 and the quarter ended September 30, 2000.

For the quarter ended September 30, 2000

Our net loss from operations was $2,263,000 and our net loss available to common shareholders, after preferred stock dividend, was $2,539,400 or $0.18 per share for the quarter ended September 30, 2000, compared to the net loss approximating $704,800 or $0.05 per share for the quarter ended September 30, 1999.

We took delivery on our first PET unit in July 1999 and began accruing revenues in August 1999. For the quarter ended September 30, 2000, we had five units accepted and placed into service, generating revenues of $841,000 and incurring cost of services of $612,800, or 73%, compared to $80,000 in revenues and $43,500, or 54%, in cost of services for the quarter ended September 30, 1999. As a result of these activities, accounts receivables increased to $567,500, net of allowances for doubtful accounts, as of September 30, 2000, as compared to accounts receivables of $135,600 for the prior quarter ended September 30, 1999. The costs of service revenues represent salaries paid to technologists and drivers, depreciation on capital leases, system maintenance, transportation and insurance on our mobile PET systems.

General and administrative expenses for the quarter ended September 30, 2000 were $2,252,700, as compared to $700,000 for the quarter ended September 30, 1999. We incurred increased general and administrative expenses due primarily to the growth in staff and related expenses incurred in operating our five Mobile PET units compared to our one unit in the quarter ended September 30, 1999. In addition, we continue to incur costs in building our infrastructure and incur costs incurred in advertising and marketing our mobile PET services.

Our interest income was $13,300 for the quarter ended September 30, 2000, as compared to $6,700 for the quarter ended September 30, 1999. Our $6,600 increase in interest income for the quarter ended September 30, 2000 was the result of quarterly accrued interest on the $200,000, 15% Subordinated Equity Participation Agreement and money market funds. Our $6,700 interest income for the quarter ended September 30, 1999 was the result of invested funds. Our increased interest expense of $244,600 for the quarter ended September 30, 2000, as compared to the interest expense of $47,000 for the quarter ended September 30, 1999, was principally due to the capitalization of our equipment leases of image scanners, coaches and computer equipment.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2000, our total assets were $12,710,800, compared to $3,815,600 at September 30, 1999. Our current assets at September 30, 2000 totaled $2,809,000 and our current liabilities were $3,199,400, as compared to September 30, 1999 that reflected current assets of $1,551,000 and current liabilities of $77,300. Shareholders' equity at September 30, 2000 increased to $2,458,600 from $2,303,700, due primarily to the issuance of 20 shares of Series B Convertible Preferred Stock in the amount of $885,000, net of issuance costs, stock subscriptions of $547,500 and a net loss of $2,263,000 incurred in the quarter ended September 30, 2000. In the comparable quarter ended September 30, 1999, shareholders' equity was primarily the result of 51 shares of common stock issued from subscriptions paid in the amount of $285,000, net of offering costs and a quarterly net loss of $704,800.

Our foreign currency translation adjustment in shareholders' equity amounted to $30,200 at September 30, 2000 and there was no comparable adjustment at September 30, 1999. We have reflected the transaction gains and losses in the cash flow as the effect of exchange rate changes on cash of $73,100 for the quarter ended September 30, 2000, with no comparable cash flow effect at September 30, 1999.

Our net cash used in investing activities for the quarter ended September 30, 2000 was $100,600, as compared to $300,400 in the prior quarter ended September 30, 1999. This difference is primarily a result of the $111,400 we invested in computers and related equipment for our business and personnel growth. In July 1999, we purchased a coach for $273,400 and made a deposit of $637,500 for our second mobile PET system. We sold them to a leasing company in late December 1999, as part of a five year lease agreement, resulting in a financing lease for the coach and the imaging system, consistent with the capitalization of our mobile system equipment leases. In August 2000, we accepted and entered into two financing leases, approximating $3 million for the coach and the imaging system, as part of a five-year lease agreement with a leasing company for our fourth and fifth mobile PET systems.

The net cash provided by our financing activities for the quarter ended September 30, 2000 was $868,800, a result of the private placement and issuance of 20 shares of Series B Convertible Preferred Stock in the amount of $885,000; the proceeds from a $200,000 bridge financing and payments of $216,200 on obligations under capital leases, as compared to $285,000 for the quarter ended September 30, 1999, a result of the issuance of 515,000 shares of common stock, net of issuing costs.

We have experienced a substantial increase in our capital expenditures since our inception, consistent with our growth in operations and staffing, and we anticipate that this will continue for the foreseeable future. Additionally, we continue to evaluate business investments, geographic service expansion and service offerings. We cannot be certain that the underlying assumed levels of revenues and expenses will prove to be accurate. While we do not have any binding commitments for any additional funding, we may seek to obtain additional funding through public or private financings or other arrangements. If we are unable to obtain such funding or if such funding is insufficient, we may be unable to develop or enhance our services, take advantage of business opportunities or respond to competitive pressures, any of which could have a materially adverse impact on our business, operating results and financial condition.

                  MOBILE P.E.T. SYSTEMS, INC. AND SUBSIDIARIES
                    For the quarter ended September 30, 2000

                                    PART II
                                OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

On September 21, 2000, we entered into a Securities Purchase Agreement. As part of the Agreement, we issued thirty shares of 8% Cumulative Convertible Redeemable Preferred, Series B Stock for cash in two tranches for an aggregate purchase price of (i) $1,500,000, (ii) warrants to purchase 50,000 shares of common stock at an exercise price of $3 per share, which expire on September 30, 2005, and (iii) warrants to purchase 29,851 shares of common stock at an exercise price of $2.5125, which expire on November 9, 2005. The shares of 8% Cumulative Convertible Redeemable Preferred, Series B Stock have no voting rights, have a liquidation value of $50,000 per share, and accrue dividends at a rate of eight percent (8%) per annum per share on the liquidation value payable upon conversion. During September 2000, we received the first tranche in the amount of $985,000, net of acquisition fees. During November 2000, we received the second tranche in the amount of $500,000. This sale was exempt from registration under Section 4(2) of the Securities Act of 1933, no public offering being involved.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits.

          Exhibit 27 - Financial Data Schedule

      (b) Reports on Form 8-K.

          None

                                    SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    MOBILE P.E.T. SYSTEMS, INC.


                                    By: /s/ Thomas G. Brown
                                        ----------------------------------------
                                        Thomas G. Brown, Chief Financial Officer

Date: November 14, 2000

                                 EXHIBIT INDEX


     EXHIBIT
       NO.           DESCRIPTION
     -------         -----------
       27     - Financial Data Schedule