Form 10QSB
period 2000-12-31
MOBILE PET SYSTEMS INC
filed 2001-02-20
CIK 1097181

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X]        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934.

                For the quarterly period ended December 31, 2000

OR

[ ]        Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934.

            For the transition period from ___________ to __________.

                         COMMISSION FILE NUMBER: 1097181

                            MOBILE PET SYSTEMS, INC.
        (Exact name of Small Business Issuer as Specified in its Charter)

            Delaware                                    11-2787966
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)

                     2150 WEST WASHINGTON STREET, SUITE 110
                           SAN DIEGO, CALIFORNIA 92110
                    (Address of principal executive offices)

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

      On December 31, 2000, there were 15,737,172 shares outstanding of the issuer's common stock, par value $.0001 per share.

      Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]

                    MOBILE PET SYSTEMS, INC. AND SUBSIDIARIES
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000

                                TABLE OF CONTENTS

                                                                                                                 PAGE NO.
                                                                                                                 --------
PART I    FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)...............................................................            1
          Consolidated Balance Sheets as of December 31, 2000 and 1999...................................            3
          Consolidated Statements of Operations for the three months and six months ended
          December 31, 2000 and 1999.....................................................................            4
          Consolidated Statements of Cash Flows for the three months and six months ended
          December 31, 2000 and 1999.....................................................................            5
          Consolidated Statement of Shareholders' Equity (Deficit) as of Dec 31, 2000....................            6
          Notes to Unaudited Consolidated Financial Statements...........................................            7
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION...........           17
PART II.  OTHER INFORMATION..............................................................................           20
ITEM 2.   CHANGES IN SECURITIES..........................................................................           20
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K...............................................................           20

                    MOBILE PET SYSTEMS, INC. AND SUBSIDIARIES
                For the quarterly period ended December 31, 2000

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED)

The following financial statements are furnished:

           Consolidated Balance Sheets as of December 31, 2000 and 1999.

           Consolidated Statements of Operations for the three months and six months ended December 31, 2000 and 1999.

           Consolidated Statements of Cash Flows for the three months and six months ended December 31, 2000.

           Consolidated Statement of Shareholders' Equity (Deficit) as of December 31, 2000.

           Notes to Unaudited Consolidated Financial Statements.

                           ACCOUNTANTS' REVIEW REPORT

TO THE BOARD OF DIRECTORS
Mobile PET Systems, Inc.

We have reviewed the accompanying consolidated balance sheets of Mobile PET Systems, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations and cash flows for the three months and six months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these consolidated financial statements is the representation of the management of Mobile PET Systems, Inc. and subsidiaries.

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

                                               /s/ PETERSON & CO.
                                               --------------------------------
                                               PETERSON & CO.


San Diego, California
February 16, 2001

                    MOBILE PET SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999

                                                                                           2000              1999
                                                                                       ------------      ------------
                                          ASSETS

CURRENT ASSETS
     Cash ........................................................................     $      2,699      $    338,094
     Accounts receivable, net of allowance for doubtful accounts of
         $129,320 and $0 at December 31, 2000 and 1999, respectively .............          808,127           246,225
     Due from London Radiosurgical Centre ........................................               --           256,024
     Other receivables ...........................................................           35,614                --
     Prepaid expenses ............................................................           24,803            40,916
     Deposits and other assets ...................................................          819,608           436,431
                                                                                       ------------      ------------
         Total current assets ....................................................        1,690,851         1,317,690
PROPERTY AND EQUIPMENT, NET ......................................................       18,548,867         1,971,929
OTHER ASSETS
     Accrued interest receivable .................................................           10,573                --
     Due from London/ Radiosurgical Centre, Ltd. .................................          422,283                --
     Subordinated equity participation ...........................................          200,000           200,000
     Restricted cash .............................................................          337,723           105,226
                                                                                       ------------      ------------
         Total assets ............................................................     $ 21,210,297      $  3,594,845
                                                                                       ============      ============
                           LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Bank overdraft ..............................................................     $     24,934      $         --
     Accounts payable ............................................................        1,886,041           225,330
     Current portion of long term debt ...........................................           18,101                --
     Income taxes payable ........................................................              800               800
     Accrued liabilities .........................................................          255,086            83,651
     Due to London Radiosurgical Centre, Ltd. ....................................          106,582                --
     Notes Payable - Related Party ...............................................          300,000            50,000
     Obligations under capital lease - current ...................................        3,352,729            32,761
                                                                                       ------------      ------------
         Total current liabilities ...............................................        6,034,925           392,542

NONCURRENT LIABILITIES
     Obligations under capital lease .............................................       15,286,727         1,670,348
     Long term debt, net of current portion ......................................           90,652                --
     Deferred revenue ............................................................               --            14,127
                                                                                       ------------      ------------
         Total liabilities .......................................................       21,321,651         2,077,017

SHAREHOLDERS' EQUITY
     Preferred stock; 10,000,000 shares authorized Series A preferred stock; 42 and 0 shares issued and outstanding at December 31,
         2000 and 1999, respectively .............................................        2,125,000                --
     Series B preferred stock; 30 and 0 shares issued and outstanding at
         December 31, 2000 and 1999, respectively ................................        1,500,000                --
     Common stock; $0.0001 par value; 90,000,000 shares authorized; 14,944,658 and
         15,737,172 shares issued and outstanding at December 31, 2000 and 1999,
         respectively ............................................................            1,574             1,336
     Additional paid in capital ..................................................       10,072,971         4,830,947
     Accumulated deficit .........................................................      (13,872,172)       (3,311,005)
     Foreign currency translation adjustment .....................................           61,273            (3,450)
                                                                                       ------------      ------------
         Total shareholders' equity ..............................................         (111,354)        1,517,828
                                                                                       ------------      ------------
             Total liabilities and shareholders' equity ..........................     $  21,21,297      $  3,594,845
                                                                                       ============      ============

             See accompanying notes and accountants' review report.

                    MOBILE PET SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      THREE MONTHS ENDED                SIX MONTHS ENDED
                                                          DECEMBER 31,                     DECEMBER 31
                                                 -----------------------------     -----------------------------
                                                     2000             1999             2000             1999
                                                 ------------     ------------     ------------     ------------
SERVICE REVENUES ............................    $  1,118,687     $    216,925     $  1,959,668     $    296,920
COST OF SERVICE REVENUES ....................       1,735,898           97,044        2,348,651          140,573
                                                 ------------     ------------     ------------     ------------
     Gross Profit ...........................        (617,211)         119,881         (388,983)         156,347

EXPENSES

     General and administrative .............       2,398,056          809,993        4,650,778        1,546,577
                                                 ------------     ------------     ------------     ------------

         Total expenses .....................       2,398,056          809,993        4,650,778        1,546,577
                                                 ------------     ------------     ------------     ------------
Loss from operations ........................      (3,015,267)        (690,112)      (5,039,761)      (1,390,230)

OTHER INCOME (EXPENSE)
     Interest income ........................          11,712            2,662           24,989            9,328
     Other income (expense) .................             890               --           (6,362)              --
     Interest expense .......................        (190,709)         (57,601)        (435,267)        (104,640)
                                                 ------------     ------------     ------------     ------------
         Total other income (expense) .......        (178,107)         (54,939)        (416,640)         (95,312)
                                                 ------------     ------------     ------------     ------------
     Loss before provision for income Taxes .      (3,193,374)        (745,051)      (5,456,401)      (1,485,542)

Provision for income taxes ..................              --              800               --            1,600
                                                 ------------     ------------     ------------     ------------
NET LOSS ....................................      (3,193,374)        (745,851)      (5,456,401)      (1,487,142)

Preferred stock dividend ....................         375,094               --          651,481               --
                                                 ------------     ------------     ------------     ------------
NET LOSS - AVAILABLE TO COMMON SHAREHOLDERS .    $ (3,568,468)    $   (745,851)    $ (6,107,882)    $ (1,487,142)
                                                 ============     ============     ============     ============
Loss per share - basic ......................    $      (0.25)    $      (0.06)    $      (0.43)    $      (0.11)
                                                 ============     ============     ============     ============
Loss per share - diluted ....................    $      (0.25)    $      (0.06)    $      (0.43)    $      (0.11)
                                                 ============     ============     ============     ============

             See accompanying notes and accountants' review report.

                    MOBILE PET SYSTEMS, INC. AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS

                                                                 THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                     DECEMBER 31                      DECEMBER 31
                                                            -----------------------------     -----------------------------
                                                                2000             1999             2000             1999
                                                            ------------     ------------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss ..........................................    $ (3,193,374)    $   (745,851)    $ (5,456,401)    $ (1,487,142)
     Adjustments to reconcile net loss to net cash used
         in operating activities
         Depreciation ..................................         562,424           24,497          841,522           93,901
         Interest ......................................              --               --           47,508               --
         Options issued or compensation ................          92,331               --          184,662               --
     (Increase) decrease in operating assets
     Due from London Radiosurgical Center, LTD .........         214,835          (44,006)         119,399         (226,053)
         Accounts receivable ...........................        (240,592)        (110,610)        (335,394)        (246,225)
         Other receivable ..............................         586,709               --          257,425               --
         Prepaid expenses ..............................         111,590          (30,710)         216,959          (21,847)
         Deposits and other assets .....................         834,561          787,271          788,281          114,861
         Restricted cash ...............................          (4,147)          (1,186)          (8,243)         147,146
         Deferred assets ...............................         (12,008)              --          (12,714)              --
Increase (decrease) in operating liabilities
     Accounts payable ..................................         804,572          170,516        1,247,541          143,462
     Income Taxes Payable ..............................        (227,950)              --               --               --
     Accrued liabilities ...............................              --           61,948         (220,767)          (5,099)
                                                            ------------     ------------     ------------     ------------
         Net cash used in operating activities .........        (471,049)         111,869       (2,330,222)      (1,486,996)
                                                            ------------     ------------     ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures ..............................         (65,474)        (273,257)        (166,050)        (573,694)
     Proceeds from sale of fixed assets ................              --          279,390               --          279,390
                                                            ------------     ------------     ------------     ------------
         Net cash used in investing activities .........         (65,474)           6,133         (166,050)        (294,304)

CASH FLOWS FROM FINANCING ACTIVITIES
     Cash overdraft ....................................          24,934               --           24,934               --
     Proceeds from loan ................................         100,000           50,000          408,753           50,000
     Payments on obligations under capital lease .......        (294,808)              --         (560,907)              --
     Stock issued ......................................         500,000               --        1,932,500          285,000
                                                            ------------     ------------     ------------     ------------
         Net cash provided by financing activities .....         330,126           50,000        1,805,280          335,000
Effect of exchange rate changes in cash ................          31,068                4          172,658                4
                                                            ------------     ------------     ------------     ------------
Net decrease in cash ...................................        (175,329)         168,006         (518,334)      (1,446,296)
Cash - beginning of period .............................         178,028          170,088          521,033        1,784,390
                                                            ------------     ------------     ------------     ------------
Cash - end of period ...................................    $      2,699     $    338,094     $      2,699     $    338,094
                                                            ------------     ------------     ============     ============
SUPPLEMENTAL DISCLOSURES
     Interest paid........................................  $    190,709     $     57,601     $    435,267     $    104,640
                                                            ------------     ------------     ============     ============
     Income taxes paid....................................  $         --     $        800     $         --     $      1,600
                                                            ------------     ------------     ============     ============
NONCASH INVESTING AND FINANCING ACTIVITIES
     Equipment under capital lease........................  $ 11,737,082     $         --     $ 18,985,457     $  1,433,863
                                                            ============     ============     ============     ============
     Gain on sale of equipment in connection with capital
         lease............................................  $         --     $     14,127     $                $     14,127
                                                            ============     ============     ============     ============
     Preferred stock dividend - beneficial Conversion
         feature..........................................  $    138,193     $         --     $    414,580     $         --
                                                            ============     ============     ============     ============
     Cumulative preferred dividend........................  $    236,701     $         --     $    236,901     $         --
                                                            ============     ============     ============     ============
     Obligations under capital lease......................  $ 11,737,082     $         --     $ 18,985,457     $  1,433,863
                                                            ============     ============     ============     ============

           See accompanying footnotes and accountants' review report.

                    MOBILE PET SYSTEMS, INC. AND SUBSIDIARIES

                        STATEMENT OF SHAREHOLDERS' EQUITY

                                    PREFERRED STOCK         COMMON STOCK
                                 ------------------- --------------------------    PAID IN     ACCUMULATED TRANSLATION SHAREHOLDERS'
                                 SHARES    AMOUNT       SHARES        AMOUNT       CAPITAL       DEFICIT    ADJUSTMENT     EQUITY
                                 ------  ----------- ------------   -----------  ------------  ----------- -----------  ------------
Balance - December 1, 1998           --  $        --   10,328,395   $     1,033  $    825,803  $  (826,836) $       --  $        --
  Reverse stock split: 50 - 1                         (10,121,636)       (1,012)        1,012                                    --
  Common stock issued                                   3,937,899           393        98,053                                98,446
                                 ------  ----------- ------------   -----------  ------------  -----------   ---------  -----------
Balance immediately prior to
  acquisition                                           4,144,658           414       924,868     (826,836)         --       98,446

  Common stock issued in
    acquisition                                         7,000,000           700          (700)                                   --
  Net loss - December 1, 1998
    to December 31, 1998                                                                           (34,426)                 (34,426)
                                 ------  ----------- ------------   -----------  ------------  -----------  ----------  -----------
Balance - December 31, 1998                            11,144,658         1,114       924,168     (861,262)         --       64,020
  Common stock issued through
    the exercise of stock options                         900,000            90       899,910                               900,000
  Common stock issued as
    compensation                                          100,000            10        99,990                               100,000
  Common stock subscribed through
    the exercise of options                                                           350,000                               350,000
  Net loss - January 1, 1999 to
    March 31, 1999                                                                                (251,675)         --     (251,675)
                                 ------  ----------- ------------   -----------  ------------  -----------  ----------   ----------
Balance - March 31, 1999             --           --   12,144,658         1,214     2,274,068   (1,112,937)         --    1,162,345
  Common stock issued through
    the exercise of stock
    options                                               600,000            60       549,940                               550,000
  Common stock issued as
    compensation                                          100,000            11       149,989                               150,000
  Common stock subscribed, net
    of offering costs                                                               1,572,001                             1,572,001
  Net loss - April 1, 1999 to
    June 30, 1999                                                                                 (710,927)                (710,927)
                                 ------  ----------- ------------   -----------  ------------  -----------  ----------   ----------
Balance - June 30, 1999              --           --   12,844,658         1,285     4,545,998   (1,823,864)         --    2,723,419
  Common stock issued from
    subscriptions paid, net
    of offering costs                                     515,000            51       284,949                               285,000
  Net loss - July 1, 1999 to
    December 31, 1999                                                                           (1,411,936)         --   (1,411,936)
  Foreign currency translation
   adjustment                                                                                       (3,450)                  (3,450)
                                 ------  ----------- ------------   -----------  ------------  -----------  ---------- ------------
Balance - December 31, 1999          --           --   13,359,658         1,336     4,830,947   (3,235,800)     (3,450)   1,593,033
  Prior period adjustment -
    net effect of the
    reclassification of
    certain leases from
    operating leases to
    capital leases                                                                                 (75,206)                 (75,206)
                                 ------  ----------- ------------   -----------  ------------  -----------  ---------- ------------
Balance - December 31, 1999          --           --   13,359,658         1,336     4,830,947   (3,311,006)     (3,450)   1,517,827
  Common stock issued in
    private placement, net of
    offering costs                                      1,550,000           155     2,664,128                             2,664,283
  Preferred stock issued in
    private placement, net of
    offering costs                   60    3,000,000                                 (300,000)                            2,700,000
  Net loss - January 1, 2000
    to March 31, 2000                                                                           (1,574,207)         --   (1,574,207)
  Foreign currency translation
    adjustment                                                                                                   5,806        5,806
                                 ------  ----------- ------------   -----------  ------------  -----------  ---------- ------------
Balance - March 31, 2000             60    3,000,000   14,909,658         1,491     7,195,075   (4,885,213)      2,356    5,313,709
  Common stock issued for
    services                                               35,000             4       109,371                               109,375
  Options issued as compensation                                                    1,276,442           --                1,276,442
  Net loss - April 1, 2000 to
    June 30, 2000                                                                                (3,530,558)        --   (3,530,558)
  Foreign currency translation
    adjustment                                                                                                 (44,754)     (44,754)
                                 ------  ----------- ------------   -----------  ------------  -----------  ---------- ------------
Balance - June 30, 2000              60    3,000,000   14,944,658         1,495     8,580,888   (8,415,771)    (42,398)   3,124,214

  Preferred stock issued in
    private placement, net of
    offering costs                   20    1,000,000                                 (115,000)                              885,000
  Stock subscribed, net of
    offering costs                                                                    547,500                               547,500

  Options issued as compensation                                --           --        92,331           --                   92,331
  Net loss - July 1, 2000 to
    September 30, 2000                                                                          (2,263,027)         --    2,263,027)
  Foreign currency translation
    adjustment                                                                                                  72,603       72,603
                                 ------  ----------- ------------   -----------  ------------  -----------  ---------- ------------
Balance - September 30, 2000         80    4,000,000   14,944,658         1,495     9,105,719  (10,678,798)     30,205    2,458,621
  Preferred stock issued from
    subscriptions, net of
    offering costs                   10      500,000                                              (500,000)                      --
  Common stock issued through
    conversion of preferred
    stock                           (18)    (875,000)     719,736            72                    874,928                       --
  Common stock issued through
    conversion of preferred
    stock dividend                                         47,778             4                     20,095     (20,099)          --
  Common stock issued from
    subscriptions paid, net of
    offering costs                                         25,000             3            (3)                                   --
  Options issued as compensation                                                       92,331                                92,331
  Stock subscribed, net of
    offering costs                                                                    500,000                               500,000
  Net loss - October 1, 2000
    to December 31, 2000                                                                        (3,193,374)              (3,193,374)
  Foreign currency translation
    adjustment                                                                                                  31,068       31,068
                                 ------  -----------  -----------  ------------  ------------  -----------  ---------- ------------
Balance - December 31, 2000          72    3,625,000   15,737,172         1,574    10,093,070  (13,892,271)     61,273     (111,354)
                                 ======  ===========  ===========  ============  ============  ===========  ========== ============

           See accompanying footnotes and accountants' review report.

                    MOBILE PET SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - THE COMPANY

           Mobile PET Systems, Inc. (the "Company") and subsidiaries were organized to provide Positron Emission Tomography (PET) systems and services to hospitals and other health care providers on a mobile, shared user basis. The Company's PET services include the provision of high technology imaging systems, technologists to operate the imaging systems, the management of day-to-day operations and educational and marketing support. The Company has operations in the United States and the United Kingdom.

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

NOTE 3 - ACQUISITIONS

           Mobile PET Systems, Inc. was incorporated in the State of Nevada on December 1, 1998. On December 22, 1998, Mobile PET Systems, Inc.'s shareholders exchanged all of the 7,000,000 shares of outstanding common stock for 7,000,000 shares of common stock in Colony International Incorporated, prior to that named American Coin and Stamp, Inc., incorporated in the State of Delaware on August 21, 1995 and its wholly owned subsidiary Colony International Incorporated, incorporated in the State of Nevada on April 25, 1995. This exchange of shares has been accounted for as a reverse merger, under the purchase method of accounting. Accordingly, the combination of the Mobile PET Systems, Inc. and Colony International Incorporated and subsidiary is recorded as a recapitalization of the shareholders' equity of Mobile PET Systems, Inc., the surviving corporation and for accounting purposes the financial statements presented are those of Mobile PET Systems, Inc. Accordingly, pro-forma information has not been presented. Mobile PET Systems, Inc. reported no sales and a net loss of $15,200 prior to the acquisition. The other individual companies reported no net sales and no net income or loss prior to the acquisition.

           On December 10, 1999, the Company incorporated a wholly owned subsidiary, The London PET Centre Limited, a United Kingdom private limited company. On December 17, 1999 the Company incorporated two wholly owned subsidiaries, Mobile PET Leasing Limited, a United Kingdom private limited company and Mobile PET Systems (UK) Limited, a United Kingdom private limited company.

NOTE 4 - PROPERTY AND EQUIPMENT

           Property and equipment at December 31, 2000 and 1999 consist of the following:

                                                       December 31,
                                             ------------------------------
                                                 2000              1999
                                             ------------      ------------
Leasehold improvements                       $     30,389      $         --
Computer equipment                                483,590           104,569
Office Furniture and fixtures                      30,623            18,093
Office equipment                                    9,443             7,092
Equipment                                      19,307,882         1,936,077
                                             ------------      ------------
                                               19,861,927         2,065,831
Less accumulated depreciation                  (1,313,061)          (93,902)
                                             ------------      ------------
                                             $ 18,548,867      $  1,971,929
                                             ============      ============

           Depreciation expense for the six months ended December 31, 2000 and 1999 was $841,522 and $93,901 respectively.

NOTE 5 - CAPITALIZATION

           Preferred Stock

           On January 20, 2000, the Company authorized the issuance of ten million (10,000,000) shares of preferred stock having one hundredth of a cent ($0.0001) par value per share. On March 3, 2000 the Company designated and issued sixty (60) shares 8% Cumulative Convertible Redeemable Preferred, Series A Stock for cash in the amount of $2,700,000, net of acquisition fees. These shares of 8% Cumulative Convertible Redeemable Preferred, Series A Stock have no voting rights, have a liquidation value of $50,000 per share, and accrue dividends at a rate of eight percent (8%) per annum per share on the liquidation value payable upon conversion. The total liquidation value of the shares outstanding at December 31, 2000 in the amount of $3,000,000 is classified on the Company's balance sheet as preferred stock. Cumulative preferred dividends are payable upon conversion and at December 31, 2000 there are cumulative preferred dividends in arrears in the amount of $171,901 or $4,045 per share. In the event of any liquidation, dissolution or winding up of the affairs of the Company, holders of the 8% Cumulative Convertible Redeemable Preferred, Series A Stock shall be paid the liquidation value plus all accrued dividends at the date of liquidation, dissolution or winding up of the affairs before any payment to other shareholders. At the option of the holders, the 8% Cumulative Convertible Redeemable Preferred, Series A Stock and the cumulative preferred dividends in arrears are convertible into shares of common stock determined by dividing $50,000 by the conversion price of the lesser of $5 or 75% of the average of the closing bid price of common stock during the five (5) trading days immediately prior to the conversion date. The Preferred Stock has an intrinsic value of beneficial conversion feature of approximately $1,206,000. On October 30, 2000, November 14, 2000 and December 7, 2000, the holders converted seven (7) shares, four and one half (4 1/2) shares, and six (6) shares, respectively of Preferred Stock into 719,736 shares of common stock.

           On September 21, 2000, the Company designated thirty (30) shares 8% Cumulative Convertible Redeemable Preferred, Series B Stock and issued twenty (20) shares for cash in the amount of $885,000, net of acquisition fees, and in November 2000, the Company received an additional $500,000 and issued an additional ten (10) shares 8% Cumulative Convertible Redeemable Preferred, Series B Stock on December 7, 2000. This Security Purchase Agreement calls for the issuance of a total thirty (30) shares of 8% Cumulative Convertible Redeemable Preferred, Series B Stock in two tranches for an aggregate purchase price of $1,500,000 and $50,000 warrants for cash to purchase shares of common stock at an exercise price of $3 per share on the first tranche and 29,851 warrants to purchase shares of common stock at an exercise price of $2.5125 per share on the second tranche. The warrants expire on September 30, 2005. The shares of 8% Cumulative Convertible Redeemable Preferred, Series B Stock have no voting rights, have a liquidation value of $50,000 per share, and accrue dividends at a rate of eight percent (8%) per annum per share on the liquidation value payable upon conversion. The total liquidation value of the shares outstanding at December 31, 2000 in the amount of $1,000,000 is classified on the Company's balance sheet as preferred stock. Cumulative preferred dividends are payable upon conversion and at December 31, 2000 there are cumulative preferred dividends in arrears in the amount of $65,000 or $3,383 per share. In the event of any liquidation, dissolution or winding up of the affairs of the Company, holders of the 8% Cumulative Convertible Redeemable Preferred, Series B Stock shall be paid, pari passu with holders of the 8% Cumulative Convertible Redeemable Preferred, Series A Stock, the liquidation value plus all accrued dividends at the date of liquidation, dissolution or winding up of the affairs before any payment to other shareholders. At the option of the holders, the 8% Cumulative Convertible Redeemable Preferred, Series B Stock and the cumulative preferred dividends in arrears are convertible into shares of common stock determined by dividing $50,000 by the conversion price of the lesser of $3 or 75% of the average of the closing bid price of common stock during the five (5) trading days immediately prior to the conversion date. The thirty (30) shares of Preferred Stock issued has an intrinsic value of beneficial conversion feature of approximately $414,580.

           Common Stock

           The Company has authorized the issuance of ninety million (90,000,000) shares of common stock, having one hundredth of a cent ($0.0001) par value per share. On December 1, 1998 (date of recommencement) the Company had 10,328,395 shares of common stock issued and outstanding. Prior to December 22, 1998 the Company authorized a 50 to 1 reverse stock split, leaving 206,759 shares (after adjustment for fractional shares). Immediately after the reverse stock split the Company issued 3,937,899 shares for cash in the amount of $98,446. On December 22, 1998 the Company acquired Mobile PET Systems, Inc. in a non-cash, stock for stock transaction by issuing: 7,000,000 shares of the Company's stock in exchange for 7,000,000 shares of Mobile PET Systems, Inc. common stock and subsequently changed its name to Mobile PET Systems, Inc. The Company issued common stock in non-cash transactions as follows: 200,000 shares in connection with employment valued at $250,000 and 35,000 shares in connection with services valued at $109,375, 719,736 shares converted from cumulative preferred dividends valued at $20,099. The Company issued additional shares of common stock in cash transactions: 1,525,000 shares from the exercise of stock options for cash in the amount of $1,847,500, and 2,065,000 shares for cash in the amount of $4,521,284.

           Stock Options

           In December 1998 the Board of Directors authorized the issuance of stock options to purchase 1,500,000 shares of common stock at a price from $1.00 to $1.50 per share. These options were exercised prior to December 31, 2000.

           The Company and subsidiaries' Board of Directors adopted the 1999 Stock Option Plan pursuant to which incentive stock options or nonstatutory stock options to purchase up to 6,000,000 shares of common stock may be granted to employees, directors and consultants. Some stock options expire on June 30, 2002, with some options extending to 2004 and vesting over service periods that range from zero to four years. During the six month period ended December 31, 2000, the Company recognized compensation expense of $184,662.

           As of December 31, 2000, the Company has granted options to purchase 4,992,500 shares of common stock as follows:

                                                                                              Number of
                                                                    Exercise Price              Shares          Vested Shares
                                                                    --------------          -------------      ----------------
                 Outstanding, November 30, 1998                                                        --                   --
                       Granted                                      $1.00 - $4.50               1,500,000            1,500,000
                                                                    And Fair Value
                       Exercised                                        $1.00                    (900,000)            (900,000)
                       Cancelled                                                                       --                   --
                                                                                            -------------      ---------------
                 Outstanding, December 31, 1999                                                   600,000              600,000

                       Granted                                      $1.91 - $3.00               1,235,000                   --
                                                                    And Fair Value
                       Exercised                                                                       --                   --
                       Cancelled                                                                       --                   --
                                                                                            -------------      ---------------
                 Outstanding, March 31, 1999                                                    1,835,000              600,000

                       Granted                                      $2.50 - $4.46                 500,000              975,000
                                                                    And Fair Value
                       Exercised                                        $1.50                    (600,000)            (600,000)
                       Cancelled                                                                       --                   --
                                                                                            -------------      ---------------
                 Outstanding, June 30, 1999                                                     1,735,000              975,000

                       Granted                                      $1.00 - $4.63                 284,000              175,000
                                                                    And Fair Value
                       Exercised                                                                       --                   --
                       Cancelled                                                                 (200,000)                  --
                                                                                            -------------      ---------------
                 Outstanding, September 30, 1999                                                1,819,000            1,150,000

                       Granted                                      $1.50 - $2.50                 115,000              334,000
                                                                    And Fair Value
                       Exercised                                                                       --                   --
                       Cancelled                                                                       --                   --
                                                                                            -------------      ---------------
                 Outstanding, December 31, 1999                                                 1,934,000            1,484,000

                       Granted                                      $1.63 - $5.31               1,734,500              115,000
                                                                    And Fair Value
                       Exercised                                                                       --                   --
                       Cancelled                                                                       --                   --
                                                                                            -------------      ---------------
                 Outstanding, March 31, 2000                                                    3,668,500            1,599,000

                       Granted                                      $2.00 - $3.31               2,319,500            1,048,000
                                                                    And Fair Value
                       Exercised                                                                       --                   --
                       Cancelled                                                                       --                   --
                                                                                            -------------      ---------------
                 Outstanding, June 30, 2000                                                     5,988,000            2,647,000

                       Granted                                      $2.50 - $3.25                 400,000                7,500
                                                                    And Fair Value
                       Exercised                                                                       --                   --
                       Cancelled                                    $1.00 - $5.31              (1,530,000)             (55,000)
                                                                                            -------------      ---------------
                 Outstanding, September 30, 2000                                                4,858,000            2,599,500

                       Granted                                      $1.26 - $2.99                 354,500              365,000
                                                                    And Fair Value
                       Exercised                                                                       --                   --
                       Cancelled                                    $1.00 - $5.31                (220,000)                  --
                                                                                            -------------      ---------------
                 Outstanding, December 31, 2000                                                 4,992,500            2,964,500
                                                                                            =============      ===============

           The Company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation cost for stock options is recognized for the stock option awards granted at or above fair market value. During the six month period ended December 31, 2000, the Company recognized compensation expense of $184,662.

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

                                                                               December 31,
                                                                     ------------------------------
                                                                         2000              1999
                                                                     ------------      ------------
                     Net loss

                        As reported                                  $ (5,456,401)     $ (1,487,142)

                        Pro forma                                      (6,586,670)       (2,347,478)

                     Net loss - available to common shareholders

                        As reported                                  $ (6,107,882)     $ (1,487,142)

                        Pro forma                                      (7,238,151)       (2,347,478)

                     Loss per share

                        As reported                                  $      (0.43)     $      (0.11)

                        Pro forma                                           (0.51)            (0.18)

           Warrants

           At December 31, 2000 and 1999 warrants were outstanding for 1,126,000 and 231,500 shares of common stock at exercise prices between $1.75 to $5.00 per share and the average of the last reported sale price of the common stock for the five trading days preceding the issue date. These warrants expire between January 2001 and September 2005.

NOTE 6 - RELATED PARTY TRANSACTIONS

           Subordinated Equity Participation

           At December 31, 2000 the Company entered into a Memorandum of Agreement and retroactively to June 1, 1999 restructured an 8% interest in a subordinated equity participation in London Radiosurgical Centre Ltd (LRC), a foreign corporation with a common shareholder, officer and director. The subordinated equity participation is recorded at cost in the amount of $200,000. Prior to December 31, 2000 the agreement was to provide distributions of cash, if any, including interest at a rate of 15% per annum, up to the amount of the investment plus accrued interest, after which the Company is to receive distributions of 60% of net income. According to the terms of the participation agreement, net income for distribution is equal to net income less equipment financing payments, operating expenses, reserve capital and taxes.

           The Memorandum of Agreement will provide a distribution of 8.42% of LRC's net distributable cash flow, until the total of $210,573 has been distributed and then 5.05% of net distributable cash flow, subject to future dilution. The Memorandum of Agreement stopped the accrual of interest at June 1, 1999. At the date of the Memorandum of Agreement, the Company canceled $47,447 of accrued interest from the original investment. Accordingly, accrued interest on the investment was $10,573 at December 31, 2000. The investment is personally guaranteed by a shareholder and officer of the Company.

           London Radiosurgical Centre Ltd

           During the six month period ended December 31, 2000 and 1999, the Company advanced without interest $421,783 and $0, respectively to LRC for working capital during LRC's start up period. At December 31, 2000, and 1999 the balance due from London Radiosurgical Centre Ltd was $422,283 and $256,024, respectively. The advance is personally guaranteed by a shareholder and officer of the Company. In addition, LRC provides office space under normal commercial terms to Company's subsidiaries. During the six month period ended December 31, 2000 the Company paid LRC approximately $40.955 in administrative expenses. At December 31, 2000 there is a balance due to LRC of $106,582.

           Loan

           The Company received on August 23, 2000, an eight percent (8%) bridge loan from a shareholder in the amount of $200,000. The new loan dated October 11, 2000 is an eight percent bridge loan in the amount of $200,000 and was due on or before December 11, 2000. At December 31, 2000, there is accrued interest in the amount of $5,655. This loan's due date has been extended to March 1, 2001.

           On October 24,2000 the Company received an eight percent (8%) bridge loan from an officer and shareholder in the amount of $100,000, which was due on or before November 30, 2000. At December 31, 2000, there is accrued interest in the amount of $1,490. This loan's due date has been extended to March 1, 2001.

NOTE 7 - SECURITIES PURCHASE AGREEMENTS

           On March 1, 2000, the Company entered into a Securities Purchase Agreement, pursuant to which the Company issued 60 shares of 8% Cumulative Convertible Redeemable Preferred, Series A Stock for cash in the amount of $2,700,000, net of acquisition fees and 120,000 warrants to purchase shares of common stock at an exercise price of $5.00 per share, which expire in March 2003. The buyer of the preferred stock agreed to purchase shares of common stock of the Company in tranches, for an aggregate purchase price of up to $10,000,000, at a price equal to eighty five percent (85%) of the average closing bid price five (5) consecutive days immediately prior to the Company providing a tranche notice to the buyer. The Company may begin the tranche notices three (3) business days after the registration of both the 8% Cumulative Convertible Redeemable Preferred, Series A Stock and warrants, and the common stock described in this Agreement. On December 7, 2000, under the terms of a Security Purchase Agreement, the Company received cash in the amount of $500,000 for the first tranche and has issued a second tranche notice for an additional $500,000 for a put to issue 1,590,584 shares of common stock on January 31, 2001.

           On September 21, 2000, the Company entered into a Securities Purchase Agreement. The Security Purchase Agreement calls for the issuance of a total thirty (30) shares of 8% Cumulative Convertible Redeemable Preferred, Series B Stock in two tranches for an aggregate purchase price of $1,500,000 and 50,000 warrants to purchase shares of common stock at an exercise price of $3 per share on the first tranche and 29,851 warrants to purchase shares of common stock at an exercise price of $2.5125 per share on the second tranche. The warrants issued in connection with the first tranche expire on September 30, 2005.

NOTE 8 - EMPLOYMENT AGREEMENTS

           The Company has employment and compensation agreements with key officers and employees of the Company. The agreements vary in terms providing annual salaries and options to purchase shares of common stock, which may or may not be contingent upon individual or Company stock performance.

NOTE 9 - INCOME TAXES

           At December 31, 2000 the Company has a net operating loss carryforward for tax purposes of approximately $13,892,000 which expires through the year 2019. The Internal Revenue Code contains provisions, which may limit the loss carryforward available if significant changes in shareholder ownership of the Company occur.

           The components of the provision for income taxes for the six months ended December 31, 2000 and 1999 are as follows:

                                         December 31,
                               -----------------------------
                                   2000             1999
                               ------------     ------------
Current

      Foreign                  $         --     $         --
      Federal                            --               --
      State                              --            1,600
                               ------------     ------------
                                         --            1,600

Deferred

      Foreign                            --               --
      Federal                            --               --
      State                              --               --
                               ------------     ------------
Provision for income taxes     $         --     $      1,600

            The components of the net deferred tax assets were as follows:

                                                    December 31,
                                          ------------------------------
                                              2000              1999
                                          ------------      ------------
Deferred tax assets

      Start-up costs                      $    155,950      $    155,950
      Net operating loss carryforward        5,092,000         1,068,000
                                          ------------      ------------
                                             5,247,950         1,223,950
      LESS VALUATION ALLOWANCE              (5,247,950)       (1,223,950)
                                          ------------      ------------

Net deferred tax assets                   $         --      $         --
                                          ============      ============

NOTE 10 - LONG TERM DEBT

           Long term debt at December 31, 2000 and 1999 consists of the following:



NOTE 11 - COMMITMENTS

           Equipment under capital lease is included in property and equipment as follows:

                                                    2000              1999
                                                ------------      ------------
      Promissory Note with interest
      at a rate of 11% per annum, due
      in monthly installments of $2,343,
      with the first payment beginning
      on January 1, 2001, with a 5%-1%
      prepayment penalty.                       $ 108,753       $       --

      Less current portion                        (18,101)              --
                                                ---------        ----------
      Long term debt, net of current
      portion                                   $  90,652               --
                                              ============      ============


           At December 31, 2000 there is accrued interest in the amount of $263. The maturities of long term debt for each of the succeeding five years subsequent to December 31, 2000, are as follows:



      Year Ended
      December 31,
      -------------
      2001                                  $ 18,101
      2002                                    19,090
      2003                                    21,300
      2004                                    23,749
      2005                                    26,513
                                             -------
                                            $108,753
                                            ========


                                            December 31,
                                  -------------------------------
                                      2000              1999
                                  ------------      ------------
Equipment                         $ 18,985,457      $  1,433,863
Less accumulated amortization       (1,190,510)          (85,349)
                                  ------------      ------------

Net capital lease assets          $ 17,794,947      $  1,348,514
                                  ============      ============

           The Company leases office space under a non-cancelable operating lease. The office lease expires in December 2000.

           Rent expense for the three months and six months ended December 31, 2000 and 1999 was $ and $ respectively.

           The following is a schedule by year of the future minimum lease payments at December 31, 2000:

                                                                   Capital           Operating
           Year Ended December 30,                                  Lease              Leases
           -----------------------                              -------------        ---------
           2001                                                 $   5,671,591        $  38,795
           2002                                                     5,363,513           41,875
           2003                                                     5,636,513           45,195
           2004                                                     5,455,915           48,790
           2005                                                     3,502,469           16,780
           2006                                                        61,510               --
                                                                -------------        ---------
                                                                  25,964,513         $ 191,435
                                                                                     =========
           Less amount representing
              interest at 12.07%                                  (7,325,057)
                                                                ------------
           Present value of minimum lease
              payments (including current
              portion of $3,352,729)                            $ 18,639,455
                                                                ============

NOTE 12 - CONCENTRATION OF CREDIT RISK

           The Company maintains cash with various major financial institutions in excess of the Federal Deposit Insurance Corporation limits.

NOTE 13 - EARNINGS (LOSS) PER SHARE

The computations of basic and diluted earnings per share from continuing operations for the six months ended December 31, 2000 and 1999 were as follows:

                                                  December 31,
                                        ------------------------------
                                            2000              1999
                                        ------------      ------------
Loss per share - basic

Numerator:

     Net loss - available to

          Common shareholders           $ (6,107,882)     $ (1,487,142)

Denominator:

     Weighted-average shares              14,319,644        13,014,088
                                        ------------      ------------

Loss per share - basic                  $      (0.43)     $      (0.11)
                                        ============      ============

Loss per share - diluted

Numerator:

     Net loss - available to

          Common shareholders           $ (6,107,882)     $ (1,487,142)

Denominator:

     Weighted-average shares              14,319,644        13,014,088
                                        ------------      ------------

Loss per share - diluted                $      (0.43)     $      (0.11)
                                        ============      ============

The average shares listed below were not included in the computation of diluted loss per share because to do so would have been antidilutive for the six months ended December 31, 2000 and 1999:

                                                       December 31,
                                           -----------------------------------
                                               2000                   1999
                                           ------------           ------------
Cumulative convertible
     redeemable preferred stock
     common stock equivalent                   900,000                     --

Employee stock options                       4,465,310              1,845,759

Warrants                                     1,309,437                239,833

NOTE 14 - DEPOSITS AND OTHER ASSETS

Deposits and other assets consist of the following at December 31, 2000 and 1999:

                                               2000                   1999
                                           ------------           ------------
Equipment deposits -
     Mobile PET. Units                     $    719,838           $    421,431
Equipment rental deposits -
     other                                       49,000                     --
Lease deposits
Other                                            50,770                 15,000
                                           ------------           ------------
                                           $    819,608           $    436,431

Equipment deposits - Mobile PET. Units are refundable upon the Company securing lease financing or carried forward to subsequent equipment orders.

NOTE 15 - SUBSEQUENT EVENTS

Capitalization

On December 7, 2000, under the terms of a Security Purchase Agreement, the Company received cash in the amount of $500,000 for the first tranche and has issued a second tranche notice for an additional $500,000 for a put to issue 1,590,584 shares of common stock on January 31, 2001.

Office Lease

On January 17, 2001, the Company entered into a non-cancelable operating lease for office space. The office lease expires in March 31,2004.

The following is a schedule by year of the future minimum lease payments:

           Year Ended
           December 31,
           ------------
           2001                                   $   89,577
           2002                                      123,918
           2003                                      130,119
           2004                                       32,922
                                                  ----------
                                                  $  376,536

Loans

On January 12, 2001, the Company received an eight percent (8%) bridge loan from an officer and shareholder in the amount of $25,000, which has an expiry date on March 12, 2001.

On January 17, 2001, the Company received an eight -percent (8%) bridge loan from an officer and shareholder in the amount of $150,000, which has an expiry date on March 17, 2001.

On February 2, 2001, the Company received a bridge loan from a European investor and shareholder in the amount of $500,000, which has an expiry date of March 22, 2001. At the option of the holder of the Note, holder may, within 45 days of the date of the note, convert the principal balance and accrued interest under the note, into common stock at the conversion price of $1.00 per share.

Warrants

On January 12, 2001, warrants were issued to purchase five thousand (5,000) shares of common stock at an exercise price of $1.05 per share. These warrants expire in January 2004.

On January 17, 2001, warrants were issued to purchase thirty-five thousand (35,000) shares of common stock at an exercise price of $0.875 per share. These warrants expire in January 2004.

On February 5, 2001, warrants were issued to purchase five hundred thousand (500,000) shares of common stock at an exercise price of $1.00 per share. These warrants expire on April 30, 2001.

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

           We have operations in the United States and a dedicated PET facility in the United Kingdom. We believe there may be opportunities for shared mobile PET services in the United Kingdom and certain European markets. On December 10, 1999, we incorporated a wholly owned subsidiary, The London PET. Centre Limited, a United Kingdom private limited company. On December 17, 1999, we incorporated two wholly owned subsidiaries, Mobile PET. Leasing Limited, a United Kingdom private limited company and Mobile PET. Systems (UK) Limited, a United Kingdom private limited company.

           We have measured the financial position and results of operations of our United Kingdom subsidiaries using local currency as the functional currency. We have translated our assets and liabilities into U.S. dollars at the rates of exchange as of the balance sheet date. We have translated our statements of operations items using the average exchange rates prevailing throughout the reporting period. We have accumulated the translation gains or losses resulting from the changes in the exchange rates from quarter-to-quarter in a separate component of shareholders' equity. We have reflected the transaction gains and losses in the cash flow as the effect of exchange rate changes on cash.

           Our consolidated revenues for the three months and six months ending December 31, 2000 approximated $1,118,600 and $1,959,600, respectively, compared to our first three and six months of operations ended December 31, 1999, in which we had revenues of $216,925 and $296,920, respectively, as we emerged from our development stage period in the United States establishing the management and operating infrastructure to provide PET systems and services to hospitals and other health care providers on a mobile, shared user basis. The London PET. Centre Limited, our wholly owned United Kingdom subsidiary, emerged from the development stage late in the fourth quarter ended June 30, 2000 and prior to that our efforts were principally devoted to organizational activities, marketing efforts and placing the first fixed site PET system into service in London.

           We continue our development and expansion efforts of organizational activities, infrastructure, capital, marketing, and the placement of additional mobile and fixed site PET systems. We anticipate we will continue to incur additional losses in this fiscal year as we pursue our development efforts. Assuming we continue our unit deployment growth and achieve targeted unit revenues, we believe cash flow will be sufficient to cover our cost of services on a monthly basis in fiscal 2002.

           Our future revenues will principally be a function of the number of mobile units in service, scan volumes and fees per scan. We generate substantially all of our revenues from exclusive multi-year contracts with hospitals and health care providers. While we have not written off an account to date there can be no assurance that this trend will continue and accordingly, we have established a conservative allowance for uncollectable accounts receivable.

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

           Since our inception, we have incurred significant losses and through December 31, 2000, we have incurred a consolidated net loss approximating $13,892,000. For the three months and six months ended December 31, 2000, we experienced a consolidated net loss from operations of $3,193,374 and $5,456,401 respectively. We expect to experience operating losses and negative cash flow from operations until later this fiscal year 2001, when we anticipate reaching and exceeding break even on a monthly basis. We anticipate our losses during this next quarter may increase from current levels as we incur costs and expenses related to infrastructure development and staffing, marketing and sales activities and other capital expenditures. As a result, in order to achieve and maintain profitability, we will need to continue to generate significant revenues.

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

RESULTS OF OPERATIONS

           The three and six months ended December 31, 1999, were our first periods of operations. During the period ended December 31, 1999, we placed our first mobile unit into operation, which generated revenues and incurred operating costs in addition to those related to establishing the management and operating infrastructure to provide PET systems and services to health care providers on a mobile, shared user basis. These factors make it difficult to draw informative conclusions by comparing the three months and six months ended December 31, 1999 and the three months and six months ended December 31, 2000.

           For the three months and six months ended December 31, 2000, our net loss from operations was $3,193,374 and $5,456,401 respectively and our net loss available to common shareholders, after preferred stock dividend, was $3,568,468 or $0.25 per share for the three months and $6,107,882 for the six months ended December 31, 2000, compared to the net loss of $745,851 or $0.06 per share for the three months and net loss of $1,487,142 or $0.11 per share for the six months ended December 31, 1999.

           We took delivery on our first PET unit in July 1999 and began accruing revenues in August 1999. For the three months and six months ended December 31, 2000, we had twelve units accepted and placed into service, generating revenues of $1,118,687 and $1,959,668 and incurring cost of services of $1,735,898 and $2,348,651, compared to $216,925 and $296,920 in revenues and
$83,348 and $126,877, in cost of services for the three and six months ended December 31, 1999. As a result of these activities, accounts receivables increased to $808,127, net of allowances for doubtful accounts, as of December 31, 2000, as compared to accounts receivables of $246,225 for the period ended December 31, 1999. The costs of service revenues represent salaries paid to technologists and drivers, depreciation on capital leases, system maintenance, transportation and insurance on our mobile PET systems.

           General and administrative expenses for the three months and six months ended December 31, 2000 were $2,398,056 and $4,650,778 respectively, as compared to $809,993 for the three months and $1,621,786 for the six months ended December 31, 1999. We incurred increased general and administrative expenses due primarily to the growth in staff and related expenses incurred in operating our twelve Mobile PET units compared to our one unit in the quarter ended December 31, 1999. In addition, we continue to incur costs in building our infrastructure and incur costs incurred in advertising and marketing our mobile PET services.

           Our interest income was $11,712 and $24,989 for the three and six months ended December 31, 2000, as compared to $2,662 and $9,328 for the three and six months ended December 31, 1999. The increase in interest income for the three and six months ended December 31, 2000 was the result of quarterly accrued interest on the $200,000, 15% Subordinated Equity Participation Agreement and money market funds. Our interest expense of $109,709 and $435,267 for the three and six months ended December 31, 2000, as compared to the interest expense of $57,601 and $106,540 for the three and six months ended December 31, 1999, was principally due to the capitalization of our equipment leases of image scanners, coaches and computer equipment.

LIQUIDITY AND CAPITAL RESOURCES

           At December 31, 2000, our total assets were $21,210,297, compared to $3,594,845 at December 31, 1999. Our current assets at December 31, 2000, totaled $1,690,851 and our current liabilities were $5,944,273, as compared to December 31, 1999, that reflected current assets of $1,317,690 and current liabilities of $392,543. Shareholders' equity at December 31, 2000, decreased to $(111,354) from $1,517,827, due primarily to the issuance of 20 shares of Series B Convertible Preferred Stock in the amount of $885,000, net of issuance costs, stock subscriptions of $547,500 and a net loss of $3,193,374 and $5,456,401 incurred in the three and six months ended December 31, 2000. In the comparable three and six months ended December 31, 1999, shareholders' equity was primarily the result of 51 shares of common stock issued from subscriptions paid in the amount of $285,000, net of offering costs and a three and six months net loss of $745,851 and $1,487,142 respectively.

           Our foreign currency translation adjustment in shareholders' equity amounted to $61,273 at December 31, 2000 compared to $ $(3,450) at December 31, 1999. We have reflected the transaction gains and losses in the cash flow as the effect of exchange rate changes on cash of $31,068 and $172,658 for the three and six months ended December 31, 2000, with no comparable cash flow effect at December 31, 1999.

           Our net cash used in investing activities for the three and six months ended December 31, 2000 was $(65,474) and $(166,050), as compared to $1,239,624 and $(329,220) in the three and six months ended December 31, 1999. This difference is primarily a result of the $571,224 we invested in computers and related equipment for our business and personnel growth. In July 1999, we purchased a coach for $273,400 and made a deposit of $637,500 for our second mobile PET system. We sold them to a leasing company in late December 1999, as part of a five year lease agreement, resulting in a financing lease for the coach and the imaging system, consistent with the capitalization of our mobile system equipment leases. In August 2000, we accepted and entered into two financing leases, approximating $3 million for the coach and the imaging system, as part of a five-year lease agreement with a leasing company for our fourth and fifth mobile PET systems.

           The net cash provided by our financing activities for the three and six months ended December 31, 2000 was $801,084 and $2,229,956, a result of the private placement and issuance of 20 shares of Series B Convertible Preferred Stock in the amount of $885,000; the proceeds from a $200,000 bridge financing and payments of $216,200 on obligations under capital leases, as compared to $(530,662)and $303,834 for the three and six months ended December 31, 1999, a result of the issuance of 515,000 shares of common stock, net of issuing costs.

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

           None

(b) Reports on Form 8-K.

           None

                                    SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   MOBILE PET SYSTEMS, INC.

                                   By: /s/ Thomas G. Brown
                                       ----------------------------------------
                                       Thomas G. Brown, Chief Financial Officer

                                   Date: February 20, 2001