Form 10QSB/A
period 2000-12-31
MOBILE PET SYSTEMS INC
filed 2001-02-23
CIK 1097181

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                 FORM 10-QSB/A


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

                                TABLE OF CONTENTS


                                                                                                                 PAGE NO.
                                                                                                                 --------
PART I    FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)...............................................................            1
          Consolidated Balance Sheets as of December 31, 2000 and 1999...................................            3
          Consolidated Statements of Operations for the three months and six months ended
          December 31, 2000 and 1999.....................................................................            4
          Statement of Changes in Shareholders' Equity...................................................            5
          Statements of Cash Flows for the three months and six months ended
          December 31, 2000 and 1999.....................................................................            6
          Notes to Unaudited Consolidated Financial Statements...........................................            7
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION...........           17
PART II.  OTHER INFORMATION..............................................................................           20
ITEM 2.   CHANGES IN SECURITIES..........................................................................           20
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K...............................................................           20

                   MOBILE PET SYSTEMS, INC. AND SUBSIDIARIES
                For the quarterly period ended December 31, 2000

                                     PART I
                             FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS (UNAUDITED)

The following financial statements are furnished:

    Consolidated Balance Sheets as of December 31, 2000 and 1999.

    Consolidated Statements of Operations for the three months and six months ended December 31, 2000 and 1999.

    Statement of Changes in Shareholders' Equity.

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

                                             /s/ PETERSON & CO.
                                             -----------------------------------
                                             PETERSON & CO.

San Diego, California
February 15, 2001

                    MOBILE PET SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999


                                                                                           2000              1999
                                                                                       ------------      ------------
                                          ASSETS

CURRENT ASSETS
     Cash ........................................................................     $      2,699      $    338,094
     Accounts receivable, net of allowance for doubtful accounts of
         $129,320 and $0 at December 31, 2000 and 1999, respectively .............          808,127           246,225
     Due from London Radiosurgical Centre, Ltd. ..................................               --           256,024
     Other receivables ...........................................................           35,614                --
     Prepaid expenses ............................................................           24,803            40,916
     Deposits and other assets ...................................................          819,608           436,431
                                                                                       ------------      ------------
         Total current assets ....................................................        1,690,851         1,317,690
PROPERTY AND EQUIPMENT, NET ......................................................       18,548,867         1,971,929
OTHER ASSETS
     Accrued interest receivable .................................................           10,573                --
     Due from London/ Radiosurgical Centre, Ltd. .................................          422,283                --
     Subordinated equity participation ...........................................          200,000           200,000
     Restricted cash .............................................................          337,723           105,226
                                                                                       ------------      ------------
         Total assets ............................................................     $ 21,210,297      $  3,594,845
                                                                                       ============      ============
                           LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Bank overdraft ..............................................................     $     24,934      $         --
     Accounts payable ............................................................        1,886,041           225,330
     Current portion of long term debt ...........................................           18,101                --
     Income taxes payable ........................................................              800               800
     Accrued liabilities .........................................................          255,086            83,652
     Due to London Radiosurgical Centre, Ltd. ....................................          106,582                --
     Notes Payable - Related Party ...............................................          300,000            50,000
     Obligations under capital lease - current ...................................        3,352,729            32,761
                                                                                       ------------      ------------
         Total current liabilities ...............................................        5,944,273           392,543

NONCURRENT LIABILITIES
     Obligations under capital lease .............................................       15,286,726         1,670,348
     Long term debt, net of current portion ......................................           90,652                --
     Deferred revenue ............................................................               --            14,127
                                                                                       ------------      ------------
         Total liabilities .......................................................       21,321,651         2,077,018

SHAREHOLDERS' EQUITY
     Preferred stock; $0.0001 par value; 10,000,000 shares authorized; Series A preferred stock; 42 and 0 shares issued and outstanding at December 31,
         2000 and 1999, respectively .............................................        2,125,000                --
     Series B preferred stock; 30 and 0 shares issued and outstanding at
         December 31, 2000 and 1999, respectively ................................        1,500,000                --
     Common stock; $0.0001 par value; 90,000,000 shares authorized; 15,737,172 and 13,359,658 shares issued and outstanding at December 31, 2000 and
         1999, respectively ......................................................            1,574             1,336
     Additional paid in capital ..................................................       10,093,070         4,830,947
     Accumulated deficit .........................................................      (13,892,271)       (3,311,006)
     Foreign currency translation adjustment .....................................           61,273            (3,450)
                                                                                       ------------      ------------
         Total shareholders' equity ..............................................         (111,354)        1,517,827
                                                                                       ------------      ------------
             Total liabilities and shareholders' equity ..........................     $ 21,210,297      $  3,594,845
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

                    MOBILE PET SYSTEMS, INC. AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS


                                                                 THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                     DECEMBER 31                      DECEMBER 31
                                                            -----------------------------     -----------------------------
                                                                2000             1999             2000             1999
                                                            ------------     ------------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss ..........................................    $ (3,193,374)    $   (745,851)    $ (5,456,401)    $ (1,487,142)
     Adjustments to reconcile net loss to net cash
         provided by (used in) operating activities
         Depreciation ..................................         562,424           24,497          841,522           93,901
         Interest ......................................              --               --           47,508               --
         Options issued or compensation ................          92,331               --          184,662               --
     (Increase) decrease in operating assets
     Due from London Radiosurgical Center, LTD .........         214,835          (44,006)         119,399         (226,053)
         Accounts receivable ...........................        (240,592)        (110,610)        (335,394)        (246,225)
         Other receivable ..............................         586,709               --          257,425               --
         Prepaid expenses ..............................         111,590          (30,710)         216,959          (21,847)
         Deposits and other assets .....................         834,561          787,271          788,281          114,861
         Restricted cash ...............................          (4,147)          (1,186)          (8,243)         147,146
         Deferred assets ...............................         (12,008)              --          (12,714)              --
Increase (decrease) in operating liabilities
     Accounts payable ..................................         804,572          170,516        1,247,541          143,462
     Income Taxes Payable ..............................        (227,950)              --               --               --
     Accrued liabilities ...............................              --           61,948         (220,767)          (5,099)
                                                            ------------     ------------     ------------     ------------
         Net cash provided by (used in) operating
             activities ................................        (471,049)         111,869       (2,330,222)      (1,486,996)
                                                            ------------     ------------     ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures ..............................         (65,474)        (273,257)        (166,050)        (573,694)
     Proceeds from sale of equipment ...................              --          279,390               --          279,390
                                                            ------------     ------------     ------------     ------------
         Net cash provided by (used in) investing
             activities ................................         (65,474)           6,133         (166,050)        (294,304)

CASH FLOWS FROM FINANCING ACTIVITIES
     Cash overdraft ....................................          24,934               --           24,934               --
     Proceeds from loan ................................         100,000           50,000          408,753           50,000
     Payments on obligations under capital lease .......        (294,808)              --         (560,907)              --
     Stock issued ......................................         500,000               --        1,932,500          285,000
                                                            ------------     ------------     ------------     ------------
         Net cash provided by financing activities .....         330,126           50,000        1,805,280          335,000
Effect of exchange rate changes in cash ................          31,068                4          172,658                4
                                                            ------------     ------------     ------------     ------------
Net increase (decrease) in cash ........................        (175,329)         168,006         (518,334)      (1,446,296)
Cash - beginning of period .............................         178,028          170,088          521,033        1,784,390
                                                            ------------     ------------     ------------     ------------
Cash - end of period ...................................    $      2,699     $    338,094     $      2,699     $    338,094
                                                            ------------     ------------     ============     ============
SUPPLEMENTAL DISCLOSURES
     Interest paid........................................  $    190,709     $     57,601     $    435,267     $    104,640
                                                            ------------     ------------     ============     ============
     Income taxes paid....................................  $         --     $        800     $         --     $      1,600
                                                            ------------     ------------     ============     ============
NONCASH INVESTING AND FINANCING ACTIVITIES
     Equipment under capital lease........................  $ 11,737,082     $         --     $ 18,985,457     $  1,433,863
                                                            ============     ============     ============     ============
     Gain on sale of equipment in connection with capital
         lease............................................  $         --     $     14,127     $                $     14,127
                                                            ============     ============     ============     ============
     Preferred stock dividend - beneficial Conversion
         feature..........................................  $    138,193     $         --     $    414,580     $         --
                                                            ============     ============     ============     ============
     Cumulative preferred dividend........................  $    236,901     $         --     $    236,901     $         --
                                                            ============     ============     ============     ============
     Obligations under capital lease......................  $ 11,737,082     $         --     $ 18,985,457     $  1,433,863
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

NOTE 5 - CAPITALIZATION

           Preferred Stock

           On January 20, 2000, the Company authorized the issuance of ten million (10,000,000) shares of preferred stock having one hundredth of a cent ($0.0001) par value per share. On March 3, 2000 the Company designated and issued sixty (60) shares 8% Cumulative Convertible Redeemable Preferred, Series A Stock for cash in the amount of $2,700,000, net of acquisition fees. These shares of 8% Cumulative Convertible Redeemable Preferred, Series A Stock have no voting rights, have a liquidation value of $50,000 per share, and accrue dividends at a rate of eight percent (8%) per annum per share on the liquidation value payable upon conversion. The total liquidation value of the shares outstanding at December 31, 2000 in the amount of $3,000,000 is classified on the Company's balance sheet as preferred stock. Cumulative preferred dividends are payable upon conversion and at December 31, 2000 there are cumulative preferred dividends in arrears in the amount of $171,901 or $4,045 per share. In the event of any liquidation, dissolution or winding up of the affairs of the Company, holders of the 8% Cumulative Convertible Redeemable Preferred, Series A Stock shall be paid the liquidation value plus all accrued dividends at the date of liquidation, dissolution or winding up of the affairs before any payment to other shareholders. At the option of the holders, the 8% Cumulative Convertible Redeemable Preferred, Series A Stock and the cumulative preferred dividends in arrears are convertible into shares of common stock determined by dividing $50,000 by the conversion price of the lesser of $5 or 75% of the average of the closing bid price of common stock during the five (5) trading days immediately prior to the conversion date.
           The sixty (60) shares of Preferred Stock that were issued have an intrinsic value of beneficial conversion feature of approximately $1,206,000. On October 30, 2000, November 14, 2000 and December 7, 2000, the holders converted seven (7) shares, four and one half (4 1/2) shares, and six (6) shares, respectively of Preferred Stock into 719,736 shares of common stock.



           On September 21, 2000, the Company designated thirty (30) shares 8% Cumulative Convertible Redeemable Preferred, Series B Stock and issued twenty (20) shares for cash in the amount of $885,000, net of acquisition fees, and in November 2000, the Company received an additional $500,000 and issued an additional ten (10) shares 8% Cumulative Convertible Redeemable Preferred, Series B Stock on December 7, 2000. This Security Purchase Agreement calls for the issuance of a total thirty (30) shares of 8% Cumulative Convertible Redeemable Preferred, Series B Stock in two tranches for an aggregate purchase price of $1,500,000 and $50,000 warrants for cash to purchase shares of common stock at an exercise price of $3 per share on the first tranche and 29,851 warrants to purchase shares of common stock at an exercise price of $2.5125 per share on the second tranche. The warrants expire on September 30, 2005. The shares of 8% Cumulative Convertible Redeemable Preferred, Series B Stock have no voting rights, have a liquidation value of $50,000 per share, and accrue dividends at a rate of eight percent (8%) per annum per share on the liquidation value payable upon conversion. The total liquidation value of the shares outstanding at December 31, 2000 in the amount of $1,000,000 is classified on the Company's balance sheet as preferred stock. Cumulative preferred dividends are payable upon conversion and at December 31, 2000 there are cumulative preferred dividends in arrears in the amount of $65,000 or $3,383 per share. In the event of any liquidation, dissolution or winding up of the affairs of the Company, holders of the 8% Cumulative Convertible Redeemable Preferred, Series B Stock shall be paid, pari passu with holders of the 8% Cumulative Convertible Redeemable Preferred, Series A Stock, the liquidation value plus all accrued dividends at the date of liquidation, dissolution or winding up of the affairs before any payment to other shareholders. At the option of the holders, the 8% Cumulative Convertible Redeemable Preferred, Series B Stock and the cumulative preferred dividends in arrears are convertible into shares of common stock determined by dividing $50,000 by the conversion price of the lesser of $3 or 75% of the average of the closing bid price of common stock during the five (5) trading days immediately prior to the conversion date. The thirty (30) shares of Preferred Stock issued have an intrinsic value of beneficial conversion feature of approximately $414,580.


           Common Stock


           The Company has authorized the issuance of ninety million (90,000,000) shares of common stock, having one hundredth of a cent ($0.0001) par value per share. On December 1, 1998 (date of recommencement) the Company had 10,328,395 shares of common stock issued and outstanding. Prior to December 22, 1998 the Company authorized a 50 to 1 reverse stock split, leaving 206,759 shares (after adjustment for fractional shares). Immediately after the reverse stock split the Company issued 3,937,899 shares for cash in the amount of $98,446. On December 22, 1998 the Company acquired Mobile PET Systems, Inc. in a non-cash, stock for stock transaction by issuing: 7,000,000 shares of the Company's stock in exchange for 7,000,000 shares of Mobile PET Systems, Inc. common stock and subsequently changed its name to Mobile PET Systems, Inc. The Company issued common stock in non-cash transactions as follows: 200,000 shares in connection with employment valued at $250,000, 35,000 shares in connection with services valued at $109,375, 719,736 shares converted from shares of Series A Preferred Stock valued at $875,000, and 47,778 shares converted from cumulative preferred dividends valued at $20,099. The Company issued additional shares of common stock in cash transactions: 1,525,000 shares from the exercise of stock options for cash in the amount of $1,847,500, and 2,065,000 shares for cash in the amount of $4,521,284.


           Stock Options


           In December 1998 the Board of Directors authorized the issuance of stock options to purchase 1,500,000 shares of common stock at a price from $1.00 to $1.50 per share. These options were exercised prior to December 31, 1999.


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

           Warrants


           At December 31, 2000 and 1999 warrants were outstanding for 1,076,500 and 331,500 shares of common stock at exercise prices between $1.75 to $5.00 per share and the average of the last reported sale price of the common stock for the five trading days preceding the issue date. These warrants expire between January 2001 and September 2005.


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

           London Radiosurgical Centre Ltd


           During the six month period ended December 31, 2000 and 1999, the Company advanced without interest $500 and $226,052, respectively to LRC for working capital during LRC's start up period. At December 31, 2000, and 1999 the balance due from London Radiosurgical Centre Ltd was $422,283 and $256,024, respectively. The advance is personally guaranteed by a shareholder and officer of the Company.

           In addition, LRC provides office space under normal commercial terms to Company's subsidiaries. During the six month period ended December 31, 2000 the Company paid LRC approximately $40,955 in administrative expenses. At December 31, 2000 there is a balance due to LRC of $106,582.

           Loan


           The Company received on August 23, 2000, an eight percent (8%) bridge loan from a shareholder in the amount of $200,000. The new loan dated October 11, 2000 is an eight percent (8%) bridge loan in the amount of $200,000 and was due on or before December 11, 2000. At December 31, 2000, there is accrued interest in the amount of $5,655. This loan's due date has been extended to March 1, 2001.


           On October 24,2000 the Company received an eight percent (8%) bridge loan from an officer and shareholder in the amount of $100,000, which was due on or before November 30, 2000. At December 31, 2000, there is accrued interest in the amount of $1,490. This loan's due date has been extended to March 1, 2001.

NOTE 7 - SECURITIES PURCHASE AGREEMENTS


           On March 3, 2000, the Company entered into a Securities Purchase Agreement, pursuant to which the Company issued 60 shares of 8% Cumulative Convertible Redeemable Preferred, Series A Stock for cash in the amount of $2,700,000, net of acquisition fees and 120,000 warrants to purchase shares of common stock at an exercise price of $5.00 per share, which expire in March 2003. The buyer of the preferred stock agreed to purchase shares of common stock of the Company in tranches, for an aggregate purchase price of up to $10,000,000, at a price equal to eighty five percent (85%) of the average closing bid price five (5) consecutive days immediately prior to the Company providing a tranche notice to the buyer. The Company may begin the tranche notices three (3) business days after the registration of both the common stock issuable upon conversion of the 8% Cumulative Convertible Redeemable Preferred, Series A Stock and warrants, and the additional common stock described in this Agreement. On December 7, 2000, the Company received cash in the amount of $500,000 for the first tranche and has issued a second tranche notice for an additional $500,000 for a put to issue 1,590,584 shares of common stock on January 31, 2001.


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

NOTE 9 - INCOME TAXES


           At December 31, 2000 the Company has a net operating loss carryforward for tax purposes of approximately $13,400,000 which expires through the year 2019. The Internal Revenue Code contains provisions, which may limit the loss carryforward available if significant changes in shareholder ownership of the Company occur.

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
                                  ============      ============

           The Company leases office space under a non-cancelable operating lease. The office lease expires in December 2000. The Company leases certain other positron emission tomography equipment under capital leases. The Equipment leases expire through January 2006.



           Rent expense for the three months and six months ended December 31, 2000 and 1999 was $44,084 and $18,224 respectively.

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
                                        ============      ============

The average shares listed below were not included in the computation of diluted loss per share because to do so would have been antidilutive for the six months ended December 31, 2000 and 1999:

                                                       December 31,
                                           -----------------------------------
                                               2000                   1999
                                           ------------           ------------
Cumulative convertible
     redeemable preferred stock
     common stock equivalent                   900,000                     --

Employee stock options                       4,465,310              1,845,759

Warrants                                     1,309,437                239,833

NOTE 14 - DEPOSITS AND OTHER ASSETS

Deposits and other assets consist of the following at December 31, 2000 and 1999:

                                               2000                   1999
                                           ------------           ------------
Equipment deposits -
     Mobile PET. Units                     $    719,838           $    421,431
Equipment rental deposits -
     other                                       49,000                     --
Lease deposits
Other                                            50,770                 15,000
                                           ============           ============
                                           $    819,608           $    436,431

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

Loans


On January 12, 2001, the Company received an eight percent (8%) bridge loan from an officer and shareholder in the amount of $25,000, which has an expiration date on March 12, 2001.



On January 17, 2001, the Company received an eight -percent (8%) bridge loan from an officer and shareholder in the amount of $150,000, which has an expiration date on March 17, 2001.



On February 2, 2001, the Company received a bridge loan from a European investor and shareholder in the amount of $500,000, which has an expiration date of March 22, 2001. At the option of the holder of the Note, holder may, within 45 days of the date of the note, convert the principal balance and accrued interest under the note, into common stock at the conversion price of $1.00 per share. This debt does not have an intrinsic beneficial conversion feature.


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

           Our consolidated revenues for the three months and six months ending December 31, 2000 approximated $1,118,687 and $1,959,668, respectively, compared to our first three and six months of operations ended December 31, 1999, in which we had revenues of $216,925 and $296,920, respectively, as we emerged from our development stage period in the United States establishing the management and operating infrastructure to provide PET systems and services to hospitals and other health care providers on a mobile, shared user basis. The London PET. Centre Limited, our wholly owned United Kingdom subsidiary, emerged from the development stage late in the fourth quarter ended June 30, 2000 and prior to that our efforts were principally devoted to organizational activities, marketing efforts and placing the first fixed site PET system into service in London.

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


           Our future revenues will principally be a function of the number of mobile units in service, scan volumes and fees per scan as well as the potential for expanded reimbursement and utilization by insurers and clinicians. We generate substantially all of our revenues from exclusive multi-year contracts with hospitals and health care providers. While we have not written off an account to date there can be no assurance that this trend will continue and accordingly, we have established a conservative allowance for uncollectable accounts receivable.

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


           Since our inception, we have incurred significant losses and through December 31, 2000, we have incurred a consolidated net loss of $13,892,271. For the three months and six months ended December 31, 2000, we experienced a consolidated net loss from operations of $3,193,374 and $5,456,401 respectively. We anticipate our losses during this next quarter may increase from current levels as we incur costs and expenses related to infrastructure development and staffing, marketing and sales activities and other capital expenditures. As a result, in order to achieve and maintain profitability, we will need to continue to generate significant revenues.


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

RESULTS OF OPERATIONS


           The three and six months ended December 31, 1999, were our first periods of operations. During the period ended December 31, 1999, we placed our first mobile unit into operation, which generated revenues and incurred operating costs in addition to those related to establishing the initial management and operating infrastructure to provide PET systems and services for health care providers on a mobile, shared user basis. Limited reimbursement and a lack of consumer awareness are factors that make it difficult to draw informative conclusions by comparing the three months and six months ended December 31, 1999 and the three months and six months ended December 31, 2000.



           For the three months and six months ended December 31, 2000, our net loss from operations was $3,015,267 and $5,039,761 respectively and our net loss available to common shareholders, after preferred stock dividend, was $3,568,468 or $0.25 per share for the three months and $6,107,882 or $0.43 per share for the six months ended December 31, 2000, compared to the net loss of $745,851 or $0.06 per share for the three months and net loss of $1,487,142 or $0.11 per share for the six months ended December 31, 1999.


           We took delivery on our first PET unit in July 1999 and began accruing revenues in August 1999. For the three months and six months ended December 31, 2000, we had twelve units accepted and placed into service, generating revenues of $1,118,687 and $1,959,668 and incurring cost of services of $1,735,898 and $2,348,651, compared to $216,925 and $296,920 in revenues and
$97,044 and $140,573, in cost of services for the three and six months ended December 31, 1999. As a result of these activities, accounts receivables increased to $808,127, net of allowances for doubtful accounts, as of December 31, 2000, as compared to accounts receivables of $246,225 for the period ended December 31, 1999. The costs of service revenues represent salaries paid to technologists and drivers, depreciation on capital leases, system maintenance, transportation and insurance on our mobile PET systems.

           General and administrative expenses for the three months and six months ended December 31, 2000 were $2,398,056 and $4,650,778 respectively, as compared to $809,993 for the three months and $1,546,577 for the six months ended December 31, 1999. We incurred increased general and administrative expenses due primarily to the growth in staff and related expenses incurred in operating our twelve Mobile PET units compared to our one unit in the quarter ended December 31, 1999. In addition, we continue to incur costs in building our infrastructure and incur costs incurred in advertising and marketing our mobile PET services.

           Our interest income was $11,712 and $24,989 for the three and six months ended December 31, 2000, as compared to $2,662 and $9,328 for the three and six months ended December 31, 1999. The increase in interest income for the three and six months ended December 31, 2000 was the result of quarterly accrued interest on the $200,000, 15% Subordinated Equity Participation Agreement and money market funds. Our interest expense of $190,709 and $435,267 for the three and six months ended December 31, 2000, as compared to the interest expense of $57,601 and $104,640 for the three and six months ended December 31, 1999, was principally due to the capitalization of our equipment leases of image scanners, coaches and computer equipment.

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

           Our foreign currency translation adjustment in shareholders' equity amounted to $61,273 at December 31, 2000 compared to $(3,450) at December 31, 1999. We have reflected the transaction gains and losses in the cash flow as the effect of exchange rate changes on cash of $31,068 and $172,658 for the three and six months ended December 31, 2000, with no comparable cash flow effect at December 31, 1999.

           Our net cash used in investing activities for the three and six months ended December 31, 2000 was $(65,474) and $(166,050), as compared to $6,133 and $(294,304) in the three and six months ended December 31, 1999.
This difference is primarily a result of the $573,694 we invested in computers and related equipment for our business and personnel growth. In July 1999, we purchased a coach for $273,400 and made a deposit of $637,500 for our second mobile PET system. We sold them to a leasing company in late December 1999, as part of a five year lease agreement, resulting in a financing lease for the coach and the imaging system, consistent with the capitalization of our mobile system equipment leases. In August 2000, we accepted and entered into two financing leases, approximating $3 million for the coach and the imaging system, as part of a five-year lease agreement with a leasing company for our fourth and fifth mobile PET systems.

           The net cash provided by our financing activities for the three and six months ended December 31, 2000 was $330,126 and $1,805,280, a result of the private placement and issuance of 20 shares of Series B Convertible Preferred Stock in the amount of $885,000; the proceeds from a $300,000 bridge financing, an equipment loan of $108,753 and payments of $294,808 and $560,907 on obligations under capital leases for the three and six months ended December 31, 2000, with no comparable figures for the three and six months ended December 31, 1999, and the result of the issuance of 515,000 shares of common stock, net of issuing costs. We also continue to have access to an approximately $9,000,000 "put" equity line under our Securities Purchase Agreement dated March 3, 2000.

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

                                   Date: February 23, 2001