Form 10QSB
period 2001-03-31
MOBILE PET SYSTEMS INC
filed 2001-05-23
CIK 1097181

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(MARK ONE)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934.

                  For the quarterly period ended March 31, 2001
OR
[ ] Transition Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934.

                 For the transition period from ______ to _____

                         Commission File Number: 1097181

                            MOBILE PET SYSTEMS, INC.
        (Exact name of small business issuer as specified in its charter)


            Delaware                                    11-2787966
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
 Incorporation or Organization)


                     2150 WEST WASHINGTON STREET, SUITE 110
                           SAN DIEGO, CALIFORNIA 92110
               (Address of principal executive offices) (Zip Code)

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

     On May 11, 2001, there were 18,516,284 shares outstanding of the issuer's common stock, par value $.0001 per share. Transitional Small Business Disclosure
Format (check one):                                              Yes [ ] No [X]





                            Exhibit Index on page 42

                    MOBILE PET SYSTEMS, INC. AND SUBSIDIARIES

                  For the quarterly period ended March 31, 2001

                                TABLE OF CONTENTS
                                                                        PAGE NO.

PART I  FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED)............................     3

           Accountant's Review Report..................................     3

           Consolidated Balance Sheets as of March 31, 2001 and 2000...     4

           Consolidated Statements of Operations for the three months
           and nine months ended March 31, 2001 and 2000...............     5

           Statement of Changes in Shareholders' Equity ...............     6

           Statements of Cash Flows for the three months and nine
           months ended March 31, 2001 and 2000........................     8

           Notes to Consolidated Financial Statements..................    10

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATION......................................     26


PART II  OTHER INFORMATION

ITEM 1     LEGAL PROCEEDINGS...........................................    38

ITEM 2.    CHANGES IN SECURITIES.......................................    38

ITEM 3     DEFAULTS UPON SENIOR SECURITIES.............................    38

ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........    38

ITEM 5     OTHER INFORMATION...........................................    40

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K............................    40

SIGNATURES.............................................................    41

                    MOBILE PET SYSTEMS, INC. AND SUBSIDIARIES
                  For the quarterly period ended March 31, 2001

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)

                           ACCOUNTANTS' REVIEW REPORT


TO THE BOARD OF DIRECTORS OF
Mobile PET Systems, Inc.

We have reviewed the accompanying consolidated balance sheets of Mobile PET Systems, Inc. and subsidiaries as of March 31, 2001 and 2000, and the related consolidated statements of operations and cash flows for the three months and nine months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these consolidated financial statements is the representation of the management of Mobile PET Systems, Inc. and subsidiaries.

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


                                              /s/ PETERSON & CO.
                                             -----------------------------------
                                              PETERSON & CO.

San Diego, California
May 8, 2001, except for note 15,
as to which the date is May 21, 2001

                     MOBILE PET SYSTEMS, INC. AND SUBSIDIARIES
                              Consolidated Balance Sheets
                                March 31, 2001 and 2000

                                                                                            2001           2000
                                                                                          ----------      ---------
                                        ASSETS
Current assets
 Cash                                                                                    $     2,091    $ 2,854,795
 Accounts receivable, net of allowance for doubtful accounts
   of $129,320 and $54,400 at March 31, 2001 and 2000, respectively                        2,225,351        386,725
 Due from London Radiosurgical Centre, Ltd.                                                        -        328,654
 Other receivables                                                                            43,437              -
 Prepaid expenses                                                                            191,329         84,420
 Deposits and other assets                                                                   842,616      1,354,274
                                                                                          ----------      ---------
   Total current assets                                                                    3,304,824      5,008,868

Property and equipment, net                                                               18,033,487      4,438,397

Other assets
 Accrued interest receivable                                                                  10,573         35,559
 Due from London Radiosurgical Centre, Ltd.                                                  422,991              -
 Subordinated equity participation                                                           200,000        200,000
 Restricted cash                                                                             341,780        217,860
                                                                                          ----------      ---------
   Total assets                                                                          $22,313,655    $ 9,900,684
                                                                                         ===========    ===========
                 LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
Current liabilities
 Bank overdraft                                                                             $ 34,440    $         -
 Accounts payable                                                                          3,157,056        314,901
 Current portion of long term debt                                                            22,711              -
 Income taxes payable                                                                            800            800
 Accrued liabilities                                                                         216,457         34,298
 Due to London Radiosurgical Centre, Ltd.                                                    170,622              -
 Other liabilities                                                                           250,000              -
 Notes payable - related party                                                             1,225,000         50,000
 Obligations under capital lease - current                                                 3,693,640        625,166
                                                                                          ----------      ---------
   Total current liabilities                                                               8,770,726      1,025,165

Noncurrent liabilities
 Obligations under capital lease                                                          14,861,981      3,548,390
 Long term debt, net of current portion                                                       86,042              -
 Deferred revenue                                                                                  -         13,420
                                                                                          ----------      ---------
   Total liabilities                                                                      23,718,749      4,586,975

Shareholders' equity
 Preferred stock; $0.001 par value; 10,000,000 shares authorized:
   Preferred stock;  Series A; 39 and 0 shares issued and
     outstanding at March 31, 2001 and 2000, respectively                                  1,975,000      3,000,000
   Preferred stock; Series B; 30 and 0 shares issued and
     outstanding at March 31, 2001 and 2000, respectively                                  1,500,000              -
 Common stock; $0.0001 par value; 90,000,000 shares
   authorized; 17,716,284 and 14,909,658 shares issued and
     outstanding at March 31, 2001 and 2000, respectively                                      1,772          1,491
 Additional paid in capital                                                               11,015,202      7,195,075
 Accumulated deficit                                                                     (15,855,384)    (4,885,213)
 Foreign currency translation adjustment                                                     (41,684)         2,356
                                                                                          ----------      ---------
   Total shareholders' (deficit) equity                                                   (1,405,094)     5,313,709
                                                                                          ----------      ---------
     Total liabilities and shareholders' equity                                          $22,313,655    $ 9,900,684
                                                                                         ===========    ===========

             See accompanying notes and accountants' review report.

                 MOBILE PET SYSTEMS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations

                                                                      Three Months Ended             Nine Months Ended
                                                                           March 31,                     March 31,
                                                                     2001            2000           2001           2000
Service revenues                                                   $ 2,308,196    $   326,850    $ 4,267,864    $   623,770
  Cost of service revenues                                             849,179        351,765      3,197,830        584,337
                                                                   -----------    -----------    -----------    -----------
     Gross profit (loss)                                             1,459,017        (24,915)     1,070,034         39,433

Expenses
  General and administrative                                         2,549,216      1,456,506      7,201,594      2,892,569
                                                                   -----------    -----------    -----------    -----------

        Total expenses                                               2,549,216      1,456,506      7,201,594      2,892,569
                                                                   -----------    -----------    -----------    -----------

Loss from operations                                                (1,090,199)    (1,481,421)    (6,131,560)    (2,853,136)

Other income (expense)
  Interest income                                                        4,058         46,165         29,047         55,493
  Other income (expense)                                                20,199              -         15,437              -
  Interest expense                                                    (891,274)      (138,951)    (1,326,541)      (262,106)
                                                                   -----------    -----------    -----------    -----------
     Total other income (expense)                                     (867,017)       (92,786)    (1,282,057)      (206,613)
                                                                   -----------    -----------    -----------    -----------

Loss before provision for income taxes                              (1,957,216)    (1,574,207)    (7,413,617)    (3,059,749)

Provision for income taxes                                               5,897              -          5,897          1,600
                                                                   -----------    -----------    -----------    -----------
Net loss                                                            (1,963,113)    (1,574,207)    (7,419,514)    (3,061,349)

Preferred stock dividend                                                29,000      1,205,647        683,481      1,205,647
                                                                   -----------    -----------    -----------    -----------
Net loss - available to common shareholders                        $(1,992,113)   $(2,779,854)   $(8,102,995)   $(4,266,996)
                                                                   ===========    ===========    ===========    ===========

Loss per share - basic                                             $     (0.12)   $     (0.20)   $     (0.52)   $     (0.31)
                                                                   ===========    ===========    ===========    ===========
Loss per share - diluted                                           $     (0.12)   $     (0.20)   $     (0.52)   $     (0.31)
                                                                   ===========    ===========    ===========    ===========

             See accompanying notes and accountants' review report.

                 MOBILE PET SYSTEMS, INC. AND SUBSIDIARIES
          Consolidated Statements of Changes in Shareholders' Equity

                                                                                                             Foreign
                                    Preferred Stock         Common Stock         Additional                  Currency     Total
                                 ------------------- --------------------------    Paid In     Accumulated Translation Shareholders'
                                 Shares    Amount       Shares        Amount       Capital       Deficit    Adjustment    Equity
                                 ------  ----------- ------------   -----------  ------------  ----------- -----------  ------------
Balance - June 30, 1999               -  $         -  12,844,658    $   1,285   $ 4,545,99    $ (1,823,864) $       -  $  2,723,419

  Common stock issued from
    subscriptions paid, net
    of offering costs                                    515,000           51      284,949                                  285,000
  Net loss - July 1, 1999 to
    December 31, 1999                                                                           (1,487,142)         -    (1,487,142)
  Foreign currency translation
    adjustment                                                                                                 (3,450)       (3,450)
                                 ------  ----------- ------------   -----------  ------------  ----------- -----------  ------------
Balance - December 31, 1999,
  as originally reported              -            -  13,359,658        1,336     4,830,947     (3,311,006)    (3,450)    1,517,827

  Common stock issued in
    private placement,
    net of offering costs                              1,550,000          155     2,664,128                               2,664,283
  Preferred stock issued in
    private placement,
    net of offering costs            60    3,000,000                               (300,000)                              2,700,000
  Net loss - January 1, 2000
    to March 31, 2000                                                                           (1,574,207)         -    (1,574,207)
  Foreign currency translation
    adjustment                                                                                                  5,806         5,806
                                 ------  ----------- ------------   -----------  ------------  ----------- -----------  ------------
Balance - March 31, 2000             60    3,000,000  14,909,658        1,491     7,195,075     (4,885,213)     2,356     5,313,709

  Common stock issued for
    services                                              35,000            4       109,371                                 109,375
  Options issued as compensation                                                  1,276,442              -                1,276,442
  Net loss - April 1, 2000 to
    June 30, 2000                                                                               (3,530,558)         -    (3,530,558)
  Foreign currency translation
    adjustment                                                                                                (44,754)      (44,754)
                                 ------  ----------- ------------   -----------  ------------  ----------- -----------  ------------
Balance - June 30, 2000              60    3,000,000  14,944,658        1,495     8,580,888     (8,415,771)   (42,398)    3,124,214

                 MOBILE PET SYSTEMS, INC. AND SUBSIDIARIES
     Consolidated Statements of Changes in Shareholders' Equity (Continued)

                                                                                                             Foreign
                                    Preferred Stock         Common Stock         Additional                  Currency     Total
                                 ------------------- --------------------------    Paid In     Accumulated Translation Shareholders'
                                 Shares    Amount       Shares        Amount       Capital       Deficit    Adjustment    Equity
                                 ------  ----------- ------------   -----------  ------------  ----------- -----------  ------------

  Preferred stock issued in
    private placement,
    net of offering costs            30    1,500,000                               (115,000)                              1,385,000
  Common stock issued through
    conversion of
    preferred stock                 (18)    (875,000)    719,736           72       874,928                                       -
  Common stock issued through
    conversion of
    preferred stock dividend                              47,778            4        20,095        (20,099)                       -
  Common stock issued from
    subscriptions paid,
    net of offering costs                                 25,000            3       547,497                                 547,500
  Options issued as compensation                                                    184,662              -                  184,662
  Net loss - July 1, 2000 to
    December 31, 2000                                                                           (5,456,401)         -    (5,456,401)
  Foreign currency translation
    adjustment                                                                                                103,671       103,671
                                 ------  ----------- ------------   -----------  ------------  ----------- -----------  ------------
Balance - December 31, 2000           72   3,625,000  15,737,172        1,574     10,093,070   (13,892,271)    61,273      (111,354)

  Common stock issued from
    subscriptions paid,
    net of offering costs                              1,590,584          159        324,841                                325,000
  Common stock issued through
    conversion of
    preferred stock dividend         (3)    (150,000)    388,528           39        149,961                                      -
  Options issued as compensation                                                     439,530                                439,530
  Convertible debt intrinsic
    beneficial conversion feature                                                      7,800                                  7,800
  Net loss - January 1, 2000 to
    March 31, 2001                                                                              (1,963,113)              (1,963,113)
  Foreign currency translation
    adjustment                                                                                               (102,957)     (102,957)
                                 ------  ----------- ------------   -----------  ------------  ----------- -----------  ------------
Balance - March 31, 2001             69  $ 3,475,000  17,716,284    $   1,712   $ 11,015,202  $(15,855,384) $ (41,684) $ (1,405,094)
                                 ======  =========== ============   ===========  ============  =========== =========== =============










             See accompanying notes and accountants' review report.

                  MOBILE PET SYSTEMS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                              Three Months Ended          Nine Months Ended
                                                                   March 31,                  March 31,
                                                              2001          2000         2001          2000
                                                           -----------   -----------  -----------   -----------
Cash flows from operating activities
  Net loss                                                 $(1,963,113)  $(1,574,207) $(7,419,514)  $(3,061,349)
  Adjustments to reconcile net loss to net
  cash provided by (used in) operating activities
     Prior period adjustment                                         -       (40,311)           -             -
     Depreciation                                              741,586        72,043    1,583,108       230,487
     Interest                                                    7,800             -        7,800             -
     Options issued for compensation                           439,530             -      624,192             -
  (Increase) decrease in operating assets
     Accounts receivable                                    (1,417,224)     (140,500)  (1,752,618)     (386,725)
     Due from London Radiosurgical Center, Ltd.                 63,332       (72,630)     182,731      (298,683)
     Other receivables                                          (7,824)            -      264,725             -
     Prepaid expenses                                         (166,526)       13,330       50,433       (66,430)
     Deposits and other assets                                 (23,008)     (917,843)     474,348      (802,982)
     Restricted cash                                            (4,057)     (112,634)     (12,300)       34,512
     Deferred assets                                                 -             -      (12,714)            -
     Accrued interest receivable                                             (35,559)      32,384       (35,559)
Increase (decrease) in operating liabilities
     Accounts payable                                        1,271,016        89,570    2,518,557       233,033
     Other liabilities                                         250,000             -            -             -
     Deferred revenue                                                -          (707)           -        13,420
     Accrued liabilities                                       (38,629)      (49,353)    (259,396)      (54,452)
                                                           ------------  ------------ ------------  ------------

        Net cash used in operating activities                 (847,117)   (2,768,801)  (3,718,264)   (4,194,728)

Cash flows from investing activities
  Capital expenditures                                          (5,915)     (229,573)    (162,966)     (897,924)
  Proceeds from sale of equipment                                    -       273,148            -       552,539
                                                           ------------  ------------ ------------  ------------

        Net cash provided by (used in) investing activities     (5,915)       43,575     (162,966)     (345,385)

Cash flows from financing activities
  Cash overdraft                                                 9,506             -       34,440             -
  Proceeds from (repayment on) loan                            925,000       (56,834)   1,333,753        50,000
  Payments on obligations under capital lease                 (304,125)      (71,213)    (583,106)      (83,078)
  Preferred stock issued                                             -     2,700,000    1,385,000     2,700,000
  Common stock issued                                          325,000     2,664,283    1,122,500     2,949,283
                                                           ------------  ------------ ------------  ------------

        Net cash provided by financing activities              955,381     5,236,236    3,292,587     5,616,205

Effect of exchange rate changes in cash                       (102,957)        5,691       69,701        (5,687)
                                                           ------------  ------------ ------------  ------------

Net increase (decrease) in cash                                   (608)    2,516,701     (518,942)    1,070,405

Cash - beginning of period                                       2,699       338,094      521,033     1,784,390
                                                           ------------  ------------ ------------  ------------

Cash - end of period                                       $     2,091   $ 2,854,795  $     2,091   $ 2,854,795
                                                          ============  ============ ============  ============

                                  8

                  MOBILE PET SYSTEMS, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Continued)


                                                              Three Months Ended          Nine Months Ended
                                                                   March 31,                  March 31,
                                                              2001          2000         2001          2000
                                                           -----------   -----------  -----------   -----------
Supplemental disclosures
  Interest paid                                            $   872,104   $    84,344  $ 1,299,963   $   211,302
                                                           ============  ============ ============  ============
  Income taxes paid                                        $     5,897   $         -  $     5,897   $     1,600
                                                           ============  ============ ============  ============

Noncash investing and financing activities
  Equipment under capital lease                            $         -   $ 3,206,539  $13,330,927   $ 4,835,929
                                                           ============  ============ ============  ============
  Preferred stock dividend - beneficial conversion feature $         -   $ 1,205,647  $         -   $ 1,205,647
                                                           ============  ============ ============  ============
  Obligations under capital lease                          $         -   $ 3,206,539  $13,330,927   $ 4,835,929
                                                           ============  ============ ============  ============






























             See accompanying notes and accountants' review report.

                   MOBILE PET SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - THE COMPANY
--------------------

      Mobile PET Systems, Inc. and subsidiaries (the "Company") were organized to provide Positron Emission Tomography ("PET") systems and services to hospitals and other health care providers on a mobile, shared user basis. The Company's PET services include the provision of high technology imaging systems, technologists to operate the imaging systems, the management of day-to-day operations and educational and marketing support. The Company has operations in the United States and the United Kingdom.

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

----------------------------------------------------
      Estimates

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

      Stock Option Plans

      The Company has adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 has been applied. The Company has elected to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

NOTE 3 - ACQUISITIONS
---------------------

      Colony International Incorporated (formerly American Coin and Stamp, Inc.) was incorporated in the State of Delaware on August 21, 1985 and its wholly owned subsidiary, Colony International Incorporated, was incorporated in the State of Nevada on April 25, 1995. Mobile PET Systems, Inc. was incorporated in the State of Nevada on December 1, 1998. On December 22, 1998, Mobile PET Systems, Inc.'s shareholders exchanged all of the 7,000,000 shares of outstanding common stock for 7,000,000 shares of common stock in Colony International Incorporated. This exchange of shares was accounted for as a reverse merger, under the purchase method of accounting. Accordingly, the combination of the Mobile PET Systems, Inc. and Colony International Incorporated and subsidiary was recorded as a recapitalization of the shareholders' equity. Colony International Incorporated subsequently changed its name to Mobile PET Systems, Inc.

---------------------

      On December 10, 1999, the Company incorporated a wholly owned subsidiary, The London PET Centre Limited ("LPC"), a United Kingdom private limited company. LPC was organized to provide PET services in the United Kingdom. On December 17, 1999, the Company incorporated two wholly owned subsidiaries, Mobile PET Leasing Limited, a United Kingdom private limited company and Mobile PET Systems (UK) Limited, a United Kingdom private limited company. Mobile PET Leasing Limited was organized to provide lease financing to LPC. Mobile PET Systems (UK) Limited is currently inactive.

      On March 15, 2001,  the Company  incorporated  a wholly owned  subsidiary,
      Radiodiagnostics  Corporation,  a  Nevada  corporation.   Radiodiagnostics
      Corporation is currently inactive.

NOTE 4 - PROPERTY AND EQUIPMENT
-------------------------------

      Property and equipment at March 31, 2001 and 2000 consist of the following:

                                                           March 31,
                                               ----------------------------
                                                     2001           2000
                                               --------------- ------------

          Automobile                           $         --    $     8,026
          Computer equipment                        462,467        152,885
          Office furniture and fixtures              43,572         18,092
          Office equipment                           41,113          7,092
          Equipment                              19,531,880      4,468,360
                                               ------------    -----------
                                                 20,079,032      4,654,455
           Less accumulated depreciation         (2,045,545)      (216,058)
                                               ------------    -----------
                                               $ 18,033,487    $ 4,438,397
                                               ============    ===========

      Depreciation expense for the three and nine months ended March 31, 2001 was $741,586 and $1,583,108, respectively and for the three and nine months ended March 31, 2000 was $72,043 and $230,487, respectively.

NOTE 5 - CAPITALIZATION
-----------------------

      Preferred Stock and Warrants

      On January 8, 2000, the Company authorized the issuance of ten million (10,000,000) shares of preferred stock having $0.0001 par value per share. On March 3, 2000, the Company designated sixty (60) shares of Series A Convertible Preferred Stock ("Series A Stock"). On such date, pursuant to a Security Purchase Agreement with York, LLC ("York"), the Company issued all sixty (60) shares of Series A Stock for cash in the amount of $2,700,000, net of acquisition fees. In addition, under this Security Purchase Agreement the Company issued warrants to purchase 120,000 shares of common stock at an exercise price of $5.00 per share, which expire in March 2003. York is an affiliate of Southridge Capital Management, Inc., the Company's financial advisor.

-----------------------

      The shares of Series A Stock have no voting rights, have a liquidation value of $50,000 per share, and accrue dividends at a rate of eight percent (8%) per annum per share on the liquidation value payable upon conversion. The holders of the Series A Stock do not participate in dividends paid on the common stock. The total liquidation value of the Series A Stock outstanding at March 31, 2001 and 2000 is $1,975,000 and $3,000,000, respectively, and is classified on the Company's balance sheet as preferred stock. Cumulative preferred dividends are payable upon conversion, and at March 31, 2001 there are cumulative preferred dividends in arrears in the amount of $210,901 or $5,339 per share. In the event of any liquidation, dissolution or winding up of the affairs of the Company, holders of the Series A Stock shall be paid the liquidation value plus all accrued dividends at that date before any payment to other shareholders, but do not participate in liquidations payable on the common shares. At the option of the holders, the Series A Stock and the cumulative preferred dividends in arrears are convertible into shares of common stock determined by dividing $50,000 by the conversion price then in effect. The conversion price is subject to adjustment for certain dilutive events. The initial conversion price is the lesser of $5 or 75% of the average of the closing bid price of common stock during the five (5) trading days immediately prior to the conversion date. To the extent the Company does not convert or is unable to issue shares of common stock, the holder may redeem the Series A Stock for cash in an amount equal to the fair value of the shares of common stock that would have been converted. The sixty (60) shares of Preferred Stock that were issued have an intrinsic value of beneficial conversion feature of approximately $1,206,000. On October 30, 2000, November 14, 2000, December 7, 2000, and March 19, 2001, the holders converted seven (7) shares, four and one half (4 1/2) shares, six (6) shares, and three (3) shares, respectively, of Preferred Stock into 1,108,264 shares of common stock.

      On September 21, 2000, the Company designated thirty (30) shares of Series B Convertible Preferred Stock ("Series B Stock"). On such date, pursuant to a Security Purchase Agreement with York, LLC ("York"), the Company issued all thirty (30) shares for cash in the amount of $1,385,000, net of acquisition fees. In addition, under this Security Purchase Agreement the Company issued warrants to purchase 50,000 shares of common stock at an exercise price of $3 per share and warrants to purchase 29,851 shares of common stock at an exercise price of $2.5125 per share. The warrants expire on September 30, 2005.

      The shares of Series B Stock have no voting rights, have a liquidation value of $50,000 per share, and accrue dividends at a rate of eight percent (8%) per annum per share on the liquidation value payable upon conversion. The holders of the Series B Stock do not participate in dividends paid on the common stock. The total liquidation value of the Series B Stock outstanding at March 31, 2001 is $1,500,000 and is classified on the Company's balance sheet as preferred stock. Cumulative preferred dividends are payable upon conversion and at March 31, 2001 there are cumulative preferred dividends in arrears in the amount of $55,000 or $1,833 per share. In the event of any liquidation, dissolution

------------------------

      or winding up of the affairs of the Company, holders of the Series B Stock shall be paid, pari passu with holders of the Series A Stock, the liquidation value plus all accrued dividends at the date of liquidation, dissolution or winding up of the affairs before any payment to other shareholders, but do not participate in liquidations payable on the common shares. At the option of the holders, the Series B Stock and the cumulative preferred dividends in arrears are convertible into shares of common stock determined by dividing $50,000 by the conversion price then in effect. The conversion price is subject to adjustment for certain dilutive events. The initial conversion price is the lesser of $3 or 75% of the average of the closing bid price of common stock during the five
      (5) trading days immediately prior to the conversion date. To the extent the Company does not convert or is unable to issue shares of common stock, the holder may redeem the Series B Stock for cash in an amount equal to the fair value of the shares of common stock that would have been converted. The thirty (30) shares of Preferred Stock issued have an intrinsic value of beneficial conversion feature of approximately $414,580.

      Common Stock

      The Company has authorized the issuance of ninety million (90,000,000) shares of common stock, having $0.0001 par value per share. On December 1, 1998, the Company had 10,328,395 shares of common stock issued and outstanding. Prior to December 22, 1998, the Company effected a 50 to 1 reverse stock split, leaving 206,759 shares (after adjustment for fractional shares). Immediately after the reverse stock split, the Company issued 3,937,899 shares for cash in the amount of $98,446. On December 22, 1998, the Company entered into a reverse merger, which was recorded as a recapitalization of shareholders' equity and issued 7,000,000 shares of the Company's common stock in exchange for 7,000,000 shares of the common stock of Mobile PET Systems, Inc., a Nevada corporation, and subsequently changed its name to Mobile PET Systems, Inc. Subsequent to December 22, 1998, the Company issued common stock in non-cash and cash transactions. Shares of common stock issued in non-cash transactions include 200,000 shares in connection with employment valued at $250,000; 35,000 shares in connection with services valued at $109,375; 1,108,264 shares converted from shares of Series A Stock valued at $1,025,000; and 47,778 shares converted from cumulative preferred dividends valued at $20,099. Shares of common stock issued in cash transactions include 1,525,000 shares from the exercise of stock options for cash in the amount of $1,847,500; and 3,655,584 shares for cash in the amount of $4,846,284.

      Stock Options

      In December 1998, the Board of Directors authorized the issuance of stock options to purchase 1,500,000 shares of common stock at a price from $1.00 to $1.50 per share. The options were exercised prior to March 31, 2000. The Company did not recognize any compensation expense on these options.

      The Company and subsidiaries' Boards of Directors adopted the 1999 Stock Option Plan pursuant to which incentive stock options or nonstatutory stock options to purchase up to 8,000,000 shares of common stock may be granted to employees, directors and consultants. During the three and nine months ended March 31, 2001 the Company recognized $439,530 and $624,192, respectively, as compensation expense from the issuance of options. During the three and nine months ended March 31, 2000, the Company did not recognize any compensation expense.

-----------------------

      As of March 31, 2001, options to purchase 5,193,750 shares of common stock are outstanding. Such options expire between June 2002 and 2004, and vest over service periods that range from zero to four years. The following table summarizes the grant, exercise and cancellation of options under the 1999 Stock Option Plan. Additional stock option awards are anticipated in future years:

                               Exercise Price
                                  of Options              Number of             Vested
                                   Granted                   Shares              Shares
                              ------------------      ------------------      ------------
            Outstanding,
                  March 31, 2000    $1.00 - $5.31            3,668,500           1,599,000
                  Granted           $2.00 - $3.31
                                                             2,319,500           1,048,000
                  Exercised                                         --                  --
                  Cancelled                                         --                  --
                                                              --------           ---------
            Outstanding, June 30, 2000                       5,988,000           2,647,000
                  Granted           $2.50 - $3.25
                                                               400,000               7,500
                  Exercised                                         --                  --
                  Cancelled         $1.00 - $5.31           (1,530,000)            (55,000)
                                                            ----------             -------
            Outstanding, September 30, 2000                  4,858,000           2,599,500
                  Granted           $1.26 - $2.99
                                                               354,500             365,000
                  Exercised                                         --                  --
                  Cancelled         $1.00 - $5.31             (220,000)                 --
                                                              --------             --------
            Outstanding, December 31, 2000                   4,992,500           2,964,500
                  Granted           $1.26 - $2.99
                                                               201,250             311,501
                  Exercised                                         --                  --
                  Cancelled                                         --                  --
                                                              --------            --------
            Outstanding, March 31, 2000                      5,193,750           3,276,001
                                                             =========           =========

-----------------------

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

                                                                      March 31,
                                                       --------------------------------
                                                          2001                 2000
                                                       -------------      -------------
            Net loss
                  As reported                           $(7,419,514)       $(3,061,349)
                  Pro forma                              (8,862,546)        (4,867,277)
            Net loss - available to common shareholders
                  As reported                           $(8,102,995)       $(4,266,996)
                  Pro forma                              (9,456,027)        (6,072,924)
            Loss per share
                  As reported                           $     (0.52)       $     (0.31)
                  Pro forma                                   (0.61)             (0.45)

      Warrants

      At March 31, 2001 warrants were outstanding for 2,181,351 shares of common stock at exercise prices between (A) $0.50 to $5.00 per share and (B) the average of the last reported sale price of the common stock for the five trading days preceding the issue date. These warrants expire between January 2001 and September 2005.

NOTE 6 - RELATED PARTY TRANSACTIONS
-----------------------------------

      Subordinated Equity Participation

      During the nine months ended March 31, 2001, the Company entered into a Memorandum of Agreement and retroactive to June 1, 1999 restructured an 8% interest in a subordinated equity participation in London Radiosurgical Centre Ltd ("LRC"), a foreign corporation with a common shareholder, officer and director. The subordinated equity participation is recorded at cost in the amount of $200,000. The original agreement provided for distributions of cash, if any, including interest at a rate of 15% per annum, up to the amount of the investment plus accrued interest, after which the Company was to receive distributions of 60% of net income.
      According to the terms of the participation agreement, net income available for distribution is equal to net income less equipment financing payments, operating expenses, reserve capital and taxes.

-----------------------------------

      The Memorandum of Agreement provides for a distribution to the Company of 8.42% of LRC's net distributable cash flow, until a total of $210,573 has been distributed and then the distribution of 5.05% of net distributable cash flow, subject to future dilution. The Memorandum of Agreement stopped the accrual of interest at June 1, 1999. At the date of the Memorandum of Agreement, the Company canceled $47,447 of accrued interest from the original investment. The balance of accrued interest on the investment was $10,573 at March 31, 2001. The related shareholder, officer and director personally guarantee the investment.

      Due from London Radiosurgical Centre

      Ltd The Company advanced to LRC without interest $708 during the three and nine month periods ended March 31, 2001, and $72,631 and $298,683, respectively, during the three and nine-month periods ended March 31, 2000. At March 31, 2001 and 2000, the balance due from LRC was $422,991 and $328,654, respectively. A shareholder and officer of the Company personally guarantee the advance.

      In addition, LRC provides office space under normal commercial terms to the Company's subsidiaries. During the three and nine months ended March 31, 2001, the Company charged LRC approximately $125,300 and $223,900 in administrative expenses and LRC made cash payments of $1,100 and $225,000. At March 31, 2001, there is a balance due to LRC of $170,622.

      Loan

      In December 1999, the Company received a non-interest bearing bridge loan from a shareholder in the amount of $50,000. The balance was repaid in April 2000.

      On August 23, 2000, the Company received an eight percent (8%) bridge loan from a shareholder in the amount of $200,000. On October 11, 2000 the loan was renewed with an eight percent (8%) bridge loan in the amount of $200,000, due on or before December 11, 2000. The loan's due date has been extended to June 1, 2001. At March 31, 2001, there is a balance of accrued interest on this loan in the amount of $9,600.

      On October 24 2000, the Company received an eight percent (8%) bridge loan from an officer and shareholder in the amount of $100,000, which was due on or before November 30, 2000. This loan's due date has been extended to June 1, 2001. At March 31, 2001, there is a balance of accrued interest on this loan in the amount of $3,463.

      On January 12, 2001, the Company received an eight percent (8%) bridge loan from an officer and shareholder in the amount of $25,000. The note had an original expiration date of March 12, 2001 and has been extended to June 1, 2001. At March 31, 2001, there is a balance of accrued interest on this loan in the amount of $427.

-----------------------------------

      On January 17, 2001, the Company received an eight percent (8%) bridge loan from an officer and shareholder in the amount of $150,000. The note had an original expiration date of March 17, 2001 and has been extended to June 1, 2001. At March 31, 2001, there is a balance of accrued interest on this loan in the amount of $2,400.

      On February 5, 2001, the Company received an eight and one-half percent (8.5%) bridge loan from a shareholder in the amount of $500,000. At the option of the holder, the principal and accrued interest was convertible into shares of common stock at a conversion price of $1 per share. The option had a beneficial conversion feature in the amount of $7,800 which was recorded as debt discount and amortized as interest expense through the date the option expired. The option expired on March 22, 2001. On March 20, 2001, the Company received an additional bridge loan in the amount of $250,000, cancelled the note dated February 5, 2001 in the amount of $500,000, and issued a new convertible ten percent (10%) note in the amount of $750,000. At the option of the holder, the principal and accrued interest is convertible into shares of common stock at a conversion price of $1.00 per share. The option did not have a beneficial conversion feature and expired on May 4, 2001. At March 31, 2001, there is a balance of accrued interest on this loan in the amount of $7,267.

NOTE 7 - SECURITIES PURCHASE AGREEMENT
--------------------------------------

      On March 3, 2000, the Company entered into a Securities Purchase Agreement, pursuant to which the Company issued 60 shares of 8% Cumulative Convertible Redeemable Preferred, Series A Stock for cash in the amount of $2,700,000, net of acquisition fees, and warrants to purchase 120,000 shares of common stock at an exercise price of $5.00 per share, which expire in March 2003. The buyer of the preferred stock agreed to purchase shares of common stock of the Company in tranches, for an aggregate purchase price of up to $10,000,000, at a price equal to eighty five percent (85%) of the average closing bid price five (5) consecutive days immediately prior to the Company providing a tranche notice to the buyer. On December 7, 2000, the Company received cash in the amount of $500,000, net of offering, costs for the first tranche and on January 31, 2001, the Company received cash in the amount of $325,000, net of offering costs, for the second tranche and issued 1,590,584 shares of common stock on January 31, 2001 for the cash received from the first and second tranches. On March 13, 2001, the Company received cash in the amount of $250,000 for a third tranche notice; however, no shares of common stock have been issued and because of a suit filed in the Superior Court of the State of California on March 27, 2001, the Company recorded the $250,000 in other liabilities.

      On September 21, 2000, the Company entered into a Securities Purchase Agreement, pursuant to which the Company issued thirty (30) shares of 8% Cumulative Convertible Redeemable Preferred, Series B Stock in two tranches for an aggregate purchase price of $1,500,000 and warrants to purchase 50,000 shares of common stock at an exercise price of $3 per share on the first tranche and warrants to purchase 29,851 shares of common stock at an exercise price of $2.5125 per share on the second tranche. The warrants expire on September 30, 2005.

---------------------------------------

      On March 27, 2001, the Company filed a suit in the Superior Court of the State of California against York, LLC, an affiliate of the Company's investment advisor, charging stock manipulation, unfair trade practices, and fraud in the inducement to enter into the Securities Purchase Agreements in connection with short selling of the Company's stock for the dual purpose of pushing stock prices down and locking in profits and converting stock at a favorable price. The lawsuit was filed after an extensive investigation, which uncovered similar lawsuits filed against the defendant In response, on April 13, 2001, the defendant filed a complaint in Federal Court claiming breach of the Securities Purchase Agreement. On April 16, 2001, the Company received a notice to exercise the rights of redemption under the Security Purchase Agreements, demanding $4,996,160 in full redemption of the outstanding 8% Cumulative Convertible Redeemable Preferred, Series A and Series B Stock. In addition, the Company received a demand for late registration penalties in the amount of $1,069,500, pursuant to the terms of the registration rights provisions of the March 3, 2000 Securities Purchase Agreement. Management of the Company believes the Security Purchase Agreement claimed to have been breached was the vehicle used to defraud the Company and shareholders. No liability has been recorded because the eventual outcome of the suit cannot be reasonably determined.

NOTE 8 - EMPLOYMENT AGREEMENTS
------------------------------

      The Company has employment and compensation agreements with key officers and employees of the Company. The agreements vary in terms and provide annual salaries and options to purchase shares of common stock, which may or may not be contingent upon individual or Company stock performance.

NOTE 9 - INCOME TAXES
---------------------

      At March 31, 2001, the Company has a net operating loss carryforward for tax purposes of approximately $15,500,000 which expires through the year 2020. The Internal Revenue Code contains provisions, which may limit the loss carryforward available if significant changes in shareholder ownership of the Company occur.

---------------------

      The components of the provision for income taxes for the nine months ended March 31, 2001 and 2000 are as follows:

                                                        March 31,
                                               -------------------------
                                                  2001              2000
                                               ------------ ------------
         Current
            Foreign                            $         -- $         --
            Federal                                      --           --
            State                                     5,897        1,600
                                               ------------ ------------
                                                      5,897        1,600
            Deferred
            Foreign                                      --           --
            Federal                                      --           --
            State                                        --           --
                                               ------------ ------------
                                                         --           --
                                               ------------ ------------
            Provision for income taxes         $      5,897 $      1,600
                                               ============ ============

The components of the net deferred tax assets were as follows:

                                                        March 31,
                                               ---------------------------
                                                     2001         2000
                                               ------------   ------------
         Deferred tax assets
            Start-up costs                     $    155,900   $   155,949

            Net operating loss carryforward       6,503,000       978,985
                                               ------------   ------------
                                                  6,658,900     1,134,934
                  Less valuation allowance       (6,658,900)   (1,134,934)
                                               ------------   ------------
         Net deferred tax assets               $         --   $        --
                                               ============   ============

NOTE 10 - LONG TERM DEBT
------------------------

      Long term debt at March 31, 2001 and 2000 consists of the following:

                                                     2001             2000
                                                -------------      ---------

      Promissory Note with interest at
      a rate of 11% per annum, due in
      monthly installments of $2,343,
      with the first payment beginning
      on January 1, 2001, with a
      variable 5% to 1% prepayment
      penalty.                                  $     108,753      $     --

      Less current portion                            (22,711)           --
                                                -------------      ---------


      Long term debt, net of current portion    $      86,042      $     --
                                                =============      =========

      No payments were made during the period January 1, 2001 to March 31, 2001.

      The maturities of long term debt for each of the succeeding five years subsequent to March 31, 2001, are as follows:

       Twelve Months Ending
             March 31,
      ---------------------
              2002                               $     22,711
              2003                                     19,613
              2004                                     21,869
              2005                                     24,413
              2006                                     20,147
                                                 ------------
                                                 $    108,753
                                                 =============

NOTE 11 - COMMITMENTS
---------------------

      Equipment under capital lease is included in property and equipment as follows:

                                                          March 31,
                                               ------------------------------
                                                    2001          2000
                                               ------------- ----------------

      Equipment                                $ 19,277,737   $  4,255,617

      Less accumulated amortization              (1,611,101)      (199,859)
                                               ------------    ------------

      Net capital lease assets                 $ 17,666,636   $  4,055,758
                                               ============   ============

---------------------

      The Company leases office space under a non-cancelable operating lease. The office lease expires in April 2005. The Company leases certain other Positron Emission Tomography equipment under capital leases. The equipment leases expire through January 2006.

      Rent expense for the three and nine months ended March 31, 2001 was $9,099 and $56,708, respectively, and for the three and nine months ended March 31, 2000 was $13,400 and $18,476, respectively.

      The following is a schedule by year of the future minimum lease payments at March 31, 2001:

      Twelve Months Ending            Capital     Operating
          March 31,                   Lease       Leases
      ------------------------------------------------------------
            2002                    $  5,890,061  $   39,530
            2003                       5,893,151      42,670
            2004                       5,893,151      46,050
            2005                       5,501,195      49,720
            2006                       2,530,376       4,195
            2007                         327,421          --
                                    ------------  ----------
                                      26,035,355  $  182,165
                                                  ==========
      Less amount representing

        interest at 12.07%            (7,479,734)
                                    ------------

      Present value of minimum lease
        payments (including current
        portion of $3,693,640)      $ 18,555,621
                                    ============

      The Company entered into a Strategic Partnership Agreement with the GE Medical Systems division of General Electric Company. Under its terms, the Company is required to lease over the next five years a minimum of 40 GE Advance PET NXi Scanners and a minimum of 5 PET Trace Cyclotrons. Each lease has a five-year term. The present value of the total lease payments for each scanner over the term of the lease is $1,525,000, with a required annual service fee of $135,000. The present value of the total lease payments for each cyclotron over the term of the lease is $1,353,000, with a required annual service fee of $100,000. On March 5, 2001, GE Healthcare Financial Services, a division of General Electric Company, and GE Capital submitted a non-binding commitment for financing up to $50 million of PET Scanners. There are no assurances that the Company will obtain this financing.

NOTE 11 - CONCENTRATION OF CREDIT RISK
--------------------------------------

      The Company maintains cash with various major financial institutions in excess of the Federal Deposit Insurance Corporation limits.

NOTE 12 - EARNINGS (LOSS) PER SHARE
-----------------------------------

      The computations of basic and diluted earnings per share from continuing operations for the nine months ended March 31, 2001 and 2000 were as follows:

                                                         March 31,
                                               --------------------------
                                                  2001              2000
                                               ----------       ----------
            Loss per share - basic

            Numerator:
                  Net loss - available to
                        common shareholders     $ (8,102,995)  $   (4,266,996)
            Denominator:
                  Weighted-average shares         15,693,489       13,568,694
                                                  ----------       ----------
            Loss per share - basic              $       (.52)  $         (.31)
                                                  ==========       ==========

            Loss per share - diluted

            Numerator:
                  Net loss - available to
                        common shareholders     $ (8,102,995)   $  (4,266,996)
             Denominator:
                  Weighted-average shares         15,693,489       13,568,694
                                                  ----------       ----------
            Loss per share - diluted            $       (.52)   $        (.31)
                                                  ==========       ==========

      The average shares listed below were not included in the computation of diluted loss per share because to do so would have been antidilutive for the three and nine months ended March 31, 2001 and 2000:

                                                         March 31,
                                               --------------------------
                                                  2001              2000
                                               ----------       ----------


            Cumulative convertible
                  redeemable preferred stock
                  common stock equivalent        755,900            76,007
            Employee stock options             4,869,385         2,157,791
            Warrants                           1,156,547            97,038

NOTE 13 - DEPOSITS AND OTHER ASSETS
-----------------------------------

      Deposits and other assets consist of the following at March 31, 2001 and 2000:

                                                  2001           2000
                                               ------------ ------------
         Equipment deposits -
            mobile PET units                   $    688,891 $  1,073,875
         Equipment rental deposits -
            other                                    49,000       49,000
         Lease deposits                              13,955      179,249
         Commitment fees and retainers               75,344
         Advance - Neuromed
            Medical Systems and
            Support, GmB                                 --       25,000
         Other                                       15,426       27,150
                                               ------------ ------------

                                               $    842,616 $  1,354,274
                                               ============ ============

      Equipment deposits - Mobile PET Units are refundable upon the Company securing lease financing or carried forward to subsequent equipment orders.

NOTE 14 - PRIOR QUARTER ADJUSTMENTS
-----------------------------------

      The March 31, 2000 financial statements have been restated to correct an error in the application of generally accepted accounting principles. Certain leases previously reported as operating leases have been recorded as capital leases in accordance with Financial Accounting Standards Board Statement No. 13 - Accounting for Leases. The effect of the restatement is as follows:

               As of and
        for the nine months
      ended March 31, 2000                As previously reported     As restated
     ---------------------------------------------------------------------------

      Property and equipment, net               $     925,200     $   4,438,397
      Obligations under capital lease                 552,309         4,173,556
      Accumulated deficit                           4,777,163         4,885,213

      Net loss                                     (2,953,299)       (3,061,349)
      Net loss - available to
        common shareholders'                       (4,158,946)       (4,266,996)

      Loss per share - basic                             (.31)             (.31)
      Loss per share - diluted                           (.31)             (.31)

NOTE 15 - SUBSEQUENT EVENTS
---------------------------

      Common Stock and Warrants

      In April and May 2001, the Company issued 800,000 shares of common stock and warrants to purchase 160,000 shares of common stock with an exercise price of $0.50 per share, for cash in the amount of $400,000. The warrants expire in April and May 2003. In addition, the Company received paid subscriptions in the amount of $810,000 to issue an additional 1,620,000 shares of common stock and warrants to purchase 324,000 shares of common stock with an exercise price of $0.50 per share. The warrants are to expire in April and May, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS

OVERVIEW

      We are a provider and operator of Positron Emission Tomography, or PET, molecular imaging systems for hospitals and other health care providers on a mobile, shared user basis in selected marketplaces in the United States. We provide the PET imaging system housed in a mobile coach or in a dedicated facility. We also provide the technical personnel who operate the equipment and implement the PET procedure under the direction of hospital physicians. Our PET services include the management of day-to-day operations of the PET systems and educational and marketing support. Our services enable leading hospitals, as well as small to mid-size hospitals, to gain access to advanced diagnostic imaging technology and related value-added services without making a substantial investment in equipment and personal.

      We currently provide our services to approximately 90 hospitals and other health care providers in the United States, and our wholly-owned subsidiary, The London PET Centre Limited, a United Kingdom private limited company, has a dedicated PET facility in the United Kingdom. We believe there may be opportunities for shared mobile PET services in the United Kingdom and certain European markets.

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

      Our consolidated revenues for the three months and nine months ending March 31, 2001 were $2,308,196 and $4,267,864, respectively, compared to the three and nine months of operations ended March 31, 2000, in which we had revenues of $326,850 and $623,770, respectively. During the nine months ended March 31, 2001, we emerged from our development stage period in the United States establishing the management and operating infrastructure to provide PET systems and services to hospitals and other health care providers on a mobile, shared user basis. The London PET Centre Limited, our wholly owned United
Kingdom subsidiary, emerged from the development stage late in the fourth quarter ended June 30, 2000. Prior to that date, our efforts were principally devoted to organizational activities, marketing efforts and placing the first fixed site PET system into service in London.

      We are continuing our efforts to develop and expand our infrastructure, capital and marketing, and to put into service additional mobile and fixed site PET systems. We anticipate we will continue to incur additional losses as we pursue our development efforts. Assuming we continue our unit deployment growth and achieve targeted unit revenues, we believe cash flow will be sufficient to cover our cost of services on a monthly basis in fiscal 2002.

      Our future revenues will principally be a function of the number of mobile units in service, scan volumes and fees per scan. We generate substantially all of our revenues from our relationships with hospitals and health care providers. While we have not written off an account to date, there can be no assurance that this trend will continue and, accordingly, we have established an allowance for uncollectable accounts receivable.

      The principal component of our operating costs includes salaries and benefits paid to technologists and drivers, marketing, equipment leasing, system maintenance, insurance and transportation costs. Because a majority of these are fixed, increased revenues as a result of higher scan volumes may significantly improve our future profitability potential, while lower scan volumes may result in lower profitability. There can be no assurance we will be able to maintain or increase scan volumes.

      Since our inception, we have incurred significant losses and through March 31, 2001, we have incurred a consolidated net loss of $15,855,384. For the three months and nine months ended March 31, 2001, we experienced a consolidated net loss from operations of $1,963,113 and $7,419,514, respectively, compared to a consolidated net loss of $1,574,207 and $3,061,349 for the three and nine months, respectively, ended March 31, 2000. We anticipate our losses during this next quarter should decrease from current levels as we incorporate cost savings, principally through reductions in our administrative and travel expenses. However, we can give no assurances that our efforts will have the desired effects. As a result, in order to achieve and maintain profitability, we will need to continue to increase revenues, as well as continue our cost savings plans.

      During the nine months ending March 31, 2001, we raised approximately $1.5 million dollars of new equity capital through the issuance of preferred stock and warrants to purchase common stock, as described in Note 7 above.

      FACTORS THAT MAY EFFECT FUTURE RESULTS

      The discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the related notes. This quarterly report of Form 10-QSB contains forward-looking statements based upon current expectations that involve risks and uncertainties, including those identified below. For this purpose, any statements contained in it that are not statements of historical fact should be regarded as forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. For example, the words "believes," "anticipates," "plans," "intends," "will," "may" and "expects," or any variation of these words including the negative of these words, are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on any forward-looking statement contained herein, which speak only as of the date hereof. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unexpected events.

We have lost money since inception, expect future losses and may never become profitable.

      Since inception, we have incurred significant losses. We expect to continue to incur net losses until sales generate sufficient revenues to fund our continuing operations. We may fail to achieve significant revenues from sales or achieve or sustain profitability. There can be no assurance of when, if ever, we will be profitable or be able to maintain profitability.

Our substantial indebtedness could restrict our operations and make us more vulnerable to adverse economic conditions.

      We are a highly leveraged company and our substantial indebtedness could have important consequences. For example, it could:

      - make it more difficult for us to satisfy our obligations to our creditors;

      - require  us to  dedicate  a  substantial  portion  of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and acquisitions and for other general corporate purposes;

      - increase  our  vulnerability  to  economic   downturns  and  competitive
        pressures in our industry;

      - increase our vulnerability to interest rate fluctuations because much of our debt is at variable interest rates;

      - place us at a competitive disadvantage compared to our competitors that have less debt in relation to cash flow; and

      - limit our flexibility in planning for, or reacting to, changes in our business and our industry.

We may be unable to generate or borrow sufficient cash to make payments on our indebtedness or to refinance our indebtedness on acceptable terms.

      Our ability to make payments on our indebtedness will depend on our ability to generate cash flow in the future which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. In addition, future borrowings may not be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other cash needs. We may not be able to timely service all of our indebtedness.

Our products may not be accepted by the medical community or by patients, which may prevent us from ever becoming profitable.

      The acceptance of PET technology may be adversely affected by its high cost, concerns by patients and physicians relating to its safety and efficacy, and the substantial market acceptance of other diagnostic tools such as MRIs and CT scans. We have a limited sales force and will need to hire additional technologists and sales and marketing personnel to increase the general acceptance of PET services. Of all the factors affecting our profitability, the failure of PET services to achieve broad market acceptance may likely have the greatest negative impact on our business, financial condition and results of operations and our profitability.

If we do not become profitable, we may not be able to continue our operations.

      Our future revenues and profitability depend in part on our ability to demonstrate to hospitals the potential cost and performance advantages of the PET system over traditional diagnostic imaging systems. To date, commercial sales of PET services have been limited. We do not know if PET services or mobile PET service can be successfully commercialized on a broad basis. Our ability to achieve profitability in the future will depend in part on our ability to successfully market and sell PET services on a wide scale.

The issuance of shares under outstanding convertible preferred stock may depress our stock.

Our Series A and B Convertible Preferred Stock (the "Series A and B Stock ") is convertible into shares of our common stock at floating rates based upon formulas tied to the market price of our common stock. As such, the lower our stock price is at the time the shares of Series A and B Stock convert, the more shares of our common stock will have to be issued as a result of the conversion. For example, if the market price of our common stock were to fall by 50% from present levels, the holders of Series A and B Stock would be entitled to convert such stock for twice as many shares of our common stock as they would at today's level. The conversion of such stock when our common stock price is low may greatly increase the number of outstanding shares of our common stock, which may cause our stock price to fall further. That, in turn, would allow the holders of the Series A and B Stock to convert their remaining shares into even greater amounts of our common stock. The sale of such shares could yet further depress our stock price. In addition, downward price pressure caused by the sale of shares of our common stock issued on the conversion of the Series A and B Stock could encourage short sales by the holders of the Series A and B Stock and others, placing yet more downward pressure on the price of our common stock.

We will need to obtain additional financing in the near future.

         Our capital requirements associated with our expanding operations have been and will continue to be substantial. We will require additional financing to execute our business plan. No assurance can be given that we will be able to obtain additional financing when needed, or that, if available, such financing will be on terms acceptable to us. In any such financing, the interests of our existing security holders could be substantially diluted. If adequate funds are either not available or not available on acceptable terms, our business, revenues, financial condition and results of operations would suffer. If we raise additional funds through the issuance of equity or convertible securities, the percentage ownership of our stockholders will be reduced. Moreover, these securities may have powers, preferences and rights that are senior to those of the rights of our common stock.

The litigation we are involved in could have a materially adverse affect on us.

      As described in Item 1 of Part II below, we are currently being sued in two lawsuits. While we are in the process of attempting to settle these actions, there can be no assurance that we will reach a favorable settlement. Should we not reach a favorable settlement or should a judgment be entered against us in any of these lawsuits, we could experience a material adverse affect on our financial condition and operations.

We depend on a small number of suppliers, the loss of which could adversely affect our business.

      We purchase the PET system from a limited group of qualified suppliers. Siemens Medical Systems, Inc. has approximately 75% of the market share for PET systems worldwide. In 2000, GE Medical Systems introduced its first PET scanner that can be operated on a mobile configuration. While we believe that alternative suppliers could be found for the PET system, there can be no assurance that any supplier could be replaced in a timely manner. Any interruption in the supply and/or delivery of the PET system could materially harm our ability to expand our revenues and, thereby adversely affect our financial condition and results of operations.

We may be unable to provide adequate support to our customers, and this may adversely affect our relationship with them.

      We have limited experience with widespread deployment of our products and services to a diverse customer base, and there can be no assurance that we will have adequate personnel to provide the level of support that our customers may require during initial product deployment or on an ongoing basis. An inability to provide sufficient support to our customers could have an adverse affect on our reputation and relationship with our customers, prevent us from gaining new customers, and adversely affect our business, financial condition or results of operations.

Our foreign sales are subject to risks which could negatively affect our sales and business.

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

      The markets in which our PET system competes are subject to rapid technological change as well as the potential development of alternative diagnostic imaging techniques or products. These changes could render the PET system technologically or economically obsolete, or cause a reduction in the value of, or reduce the need for, PET systems. Should such change occur, there can be no assurance that we will be able to acquire the new or improved systems which may be required to service our customers.

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

If our client contracts are not renewed or are terminated early, our business and financial results would be harmed.

      Upon expiration of our clients contracts, we are subject to the risk that clients will cease using our PET systems and purchase or lease their own PET systems, use our competitors' PET systems or rely on alternate imaging technologies. Approximately six percent of our client contracts expire in 2001, seven percent in 2002, twenty-two percent in 2003, seventeen percent in 2004, thirty-eight percent in 2005 and ten percent in 2006. Moreover, one-third of our client contracts permit the client, upon typically 180 days notice, to terminate the contract "without cause," and two-thirds of our client contracts permit the client, upon typically 180 days notice, to terminate the contract if the client obtains a fixed site for a PET system. In addition, a portion of our contracts do not have minimum usage requirements.

Complying with federal and state regulations is an expensive and time-consuming process, and any failure to comply could result in substantial penalties.

      We are, directly or indirectly through our clients, subject to extensive regulation by both the federal government and the states in which we conduct our business. The laws that directly or indirectly affect our ability to operate our business include the following:

      - the federal Medicare and Medicaid Anti-Kickback Law, which prohibits persons from soliciting, receiving or providing remuneration, directly or indirectly, to induce either the referral of an individual, or furnishing or arranging for a good or service, for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs;

      - the federal False Claims Act, which imposes civil and criminal liability on individuals and entities who submit false or fraudulent claims for payment to the government;

      - the federal Health Insurance Portability and Accountability Act of 1996, which prohibits executing a scheme to defraud any healthcare benefit program, including private payors;

      - the federal False Statements Statute, which prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;

      - the federal physician self-referral prohibition commonly known as the Stark Law which, in the absence of a statutory or regulatory exception, prohibits the referral of Medicare patients by a physician to an entity for the provision of certain designated health services, including MRI and other imaging services, if the physician or a member of the physician's immediate family has an ownership interest in, or a compensation arrangement with, the entity;

      - state law equivalents of the foregoing;

      - state laws that prohibit the practice of medicine by non-physicians and fee-splitting arrangements between physicians and non-physicians; and

      - federal and state laws governing the diagnostic imaging equipment we use
        in  our  business   concerning  patient  safety,   equipment   operating
        specifications and radiation exposure levels.

      If our operations are found to be in violation of any of the laws described in this risk factor or the other governmental regulations to which we or our clients are subject, we may be subject to the applicable penalty associated with the violation, including civil and criminal penalties, damages, fines and the curtailment of our operations. Any penalties, damages, fines or curtailment of our operations would adversely affect our ability to operate our business and our financial results. The risk of our being found in violation of these laws is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts and their provisions are open to a variety of interpretations. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management's attention from the operation of our business.

The loss of any of our key managers could adversely affect our business, including our ability to develop and market our products.

      We depend to a considerable degree on a limited number of key personnel. The loss of the services of key members of our management could harm our business. Our success will also depend, among other factors, on the successful recruitment and retention of qualified sales persons, technologists and other personnel. It is impossible to predict the availability of qualified sales persons and technologists or the compensation levels that will be required to hire them. In particular, there is a very high demand for qualified technologists who are necessary to operate our systems. We may not be able to hire and retain a sufficient number of technologists, and we may be required to pay bonuses and higher salaries to our technologists, which would increase our expenses. The loss of the services of any member of our senior management or our inability to hire qualified sales persons and skilled technologists at economically reasonable compensation levels could adversely affect our ability to operate and grow our business.

If we fail to compete successfully, our revenues and operating results will be adversely affected.

      Many of our competitors have substantially greater financial, marketing and manufacturing resources and experience than us. Furthermore, we expect that other companies will enter the mobile and stationary PET market, particularly as PET systems gain increasing market acceptance. Our competitors may be able to develop technologies, procedures or products that are more effective or economical than ours, or that would render the PET system obsolete or noncompetitive. Some of our customers may be capable of providing the same services to their patients directly by purchasing or leasing their own imaging systems. In addition, the hospital industry has been experiencing a trend towards consolidation, which trend will reduce our potential customer base and increase competition for available customers.

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

Our PET service requires the use of radioactive materials, which could subject us to regulation, related costs and delays and potential liabilities for injuries or violations of environmental, health and safety laws.

      Our PET service involves the controlled storage, use and disposal of material containing radioactive isotopes. While this material has a short half-life, meaning it quickly breaks down into inert, or non-radioactive substances, using these materials presents the risk of accidental environmental contamination and physical injury. We are subject to federal, state and local regulations governing the use, storage, handling and disposal of materials and waste products. Although we believe that our safety procedures for handling and disposing of these hazardous materials comply with the standards prescribed by law and regulation, we cannot completely eliminate the risk of accidental contamination or injury from those hazardous materials. In the event of an accident, we could be held liable for any damages that result, and any liability could exceed the limits or fall outside the coverage of our insurance. We may not be able to maintain insurance on acceptable terms, or at all. We could incur significant costs and the diversion of our management's attention in order to comply with current or future environmental, health and safety laws and regulations.

There is uncertainty relating to third party reimbursement which is critical to market acceptance of our services.

      PET services are generally purchased by hospitals which then bill various third-party payors, such as government programs and private insurance plans, for the procedures conducted using the PET system. Third-party payors carefully review, and are increasingly challenging, the prices charged for medical products and services, and scrutinizing whether to cover new products and evaluating the level of reimbursement for covered products. While we believe that the hospitals using the PET system have generally been reimbursed, payors may deny coverage and reimbursement for the PET system if they determine that the device was not reasonable and necessary for the purpose for which it was used, was investigational or not cost-effective. As a result, we cannot assure that reimbursement from third-party payors for use of the PET system will be available or, if available, that reimbursement will not be limited. If third-party reimbursement of these procedures is not available, it will be more difficult for us to offer our services on a profitable basis. Moreover, in the past, initiatives have been proposed which, if implemented, would have had the effect of substantially decreasing reimbursement rates for diagnostic imaging services. We cannot guarantee that similar initiatives will not be proposed or adopted in the future. Any change in the rates of or conditions for reimbursement could substantially reduce the number of procedures for which these healthcare providers can obtain reimbursement or the amounts reimbursed to our clients for services provided by us. Because unfavorable reimbursement policies have constricted, and may continue to constrict, the profit margins of the hospitals and clinics we bill directly, we have lowered, and may continue to need to lower, our fees to retain existing clients and attract new ones. These reductions could have a significant adverse effect on our revenues and financial results by decreasing demand for our services or creating downward pricing pressure.

The impact of recently promulgated federal regulations could have a negative impact on the attractiveness of our services to our clients.

      Recently promulgated federal regulations affect the ability of a Medicare provider such as a hospital to include a service or facility as provider-based for purposes of Medicare reimbursement. Historically, provider-based status has allowed a provider to obtain more favorable Medicare reimbursement for services like the ones we provide. While the Medicare, Medicaid and SCHIP Benefits and Improvement Act of 2000 offers some relief for facilities recognized as provider-based on October 1, 2000, under these new regulations, some of our clients may have difficulty qualifying our services for provider-based status. If a client cannot obtain provider-based status for our services, then the provider might decide not to contract or to continue to contract with us or might acquire a fixed base PET system.

The application or repeal of state certificate of need regulations could harm our business and financial results.

      Some states require a certificate of need or similar regulatory approval prior to the acquisition of high-cost capital items, including diagnostic imaging systems, or provision of diagnostic imaging services by us or our clients. While currently only one of the thirteen states in which we operate require a certificate of need, more states may adopt similar licensing requirements in the future. In many cases, a limited number of these certificates are available in a given state. If we are unable to obtain the applicable certificate or approval or additional certificates or approvals necessary to expand our operations, these regulations may limit or preclude our operations in the relevant jurisdictions. Conversely, states in which we have obtained or will obtain a certificate of need may repeal existing certificate of need regulations or liberalize exemptions from the regulations. The repeal of certificate of need regulations in states in which we have obtained a certificate of need or a certificate of need exemption would lower barriers to entry for competition in those states and could adversely affect our business.

If we fail to comply with various  licensing,  certification  and  accreditation
standards,   we  may  be  subject  to  loss  of  licensing,   certification   or
accreditation which would adversely affect our operations.

      All  of  the  states  in  which  we  operate   require  that  the  imaging
technologists that operate our systems be licensed or certified. In the healthcare industry, various types of organizations are accredited to meet certain Medicare certification requirements, expedite third-party payment, and fulfill state licensure requirements. Some managed care providers prefer to contract with accredited organizations. There can be no assurances that we will be able to obtain accreditation with the applicable organizations. Any lapse in our licenses, certifications or accreditations, or those of our technologists, could increase our costs and adversely affect our operations and financial results.

Our revenues may fluctuate or be unpredictable and this may harm our financial results.

      The amount and timing of revenues that we may derive from our business will fluctuate based on, among other variables:

      - variations in the rate at which clients renew their contracts; and

      - changes in the number of days of service we can offer with respect to a given system due to equipment malfunctions or the seasonal factors discussed below.

      In addition, we experience seasonality in the sale of our services. For example, our sales typically decline from our third fiscal quarter to our fourth fiscal quarter. First and fourth quarter revenues are typically lower than those from the second and third quarters. First quarter revenue is affected primarily by fewer calendar days and inclement weather, the results of which are fewer patient scans during the period. Fourth quarter revenue is affected primarily by holiday and client and patient vacation schedules and inclement weather, the results of which are fewer patient scans during the period. We may not be able to reduce our expenses, including our debt service obligations, quickly enough to respond to these declines in revenue, which would make our business difficult to operate and would harm our financial results. In addition, we may be unable to adjust our expenditures if revenues in a particular period fail to meet our expectations, which would harm our operating results for that period.

Managed care organizations may prevent healthcare providers from using our services which would cause us to lose current and prospective clients.

      Healthcare providers participating as providers under managed care plans may be required to refer diagnostic imaging tests to specific imaging service providers depending on the plan in which each covered patient is enrolled. These requirements currently inhibit healthcare providers from using our diagnostic imaging services in some cases. The proliferation of managed care may prevent an increasing number of healthcare providers from using our services in the future which would cause our revenues to decline.

We may be unable to effectively maintain our systems or generate revenue when our systems are not working.

      Timely, effective service is essential to maintaining our reputation and high utilization rates on our systems. Repairs to one of our systems can take up to two weeks and result in a loss of revenue. Our warranties and maintenance contracts do not fully compensate us for loss of revenue when our systems are not working. The principal components of our operating costs include depreciation, salaries paid to technologists and drivers, annual system maintenance costs, insurance and transportation costs. Because the majority of these expenses are fixed, a reduction in the number of scans performed due to out-of-service equipment will result in lower revenues and margins. Repairs of our equipment are performed for us by the equipment manufacturers. We cannot guarantee that these manufacturers will be able to perform repairs or supply needed parts in a timely manner. Thus, if we experience greater than anticipated system malfunctions or if we are unable to promptly obtain the service necessary to keep our systems functioning effectively, our revenues could decline and our ability to provide services would be harmed.

We have a limited operating history.

      We have a limited operating history. Our prospects must be considered in light of the risks, uncertainty, expenses and difficulties frequently encountered by new companies, particularly in new and rapidly evolving markets such as those for the services we provide.

We maintain cash with various banks in excess of federally insured limits.

      The Federal Deposit Insurance Corporation ("FDIC") insures deposits up to $100,000 in virtually all United States banks and savings associations. In the event an FDIC-insured bank fails and depositors lose their money, the FDIC pays depositors up to $100,000 of the money lost. Although our funds are deposited in accounts with FDIC-insured banks, the amounts of cash in these accounts exceed federally insured limits. In the event of a failure of one of our banks where our funds were lost, we could only recover from the FDIC up to $100,000 of the funds lost. The loss of the excess funds could have a material adverse effect on our business.

RESULTS OF OPERATIONS

       During the period ended December 31, 1999, we placed our first mobile unit into operation, which generated revenues and incurred operating costs in addition to those related to establishing the initial management and operating infrastructure to provide PET systems and services for health care providers on a mobile, shared user basis.

      For the three months and nine months ended March 31, 2001, our net loss from operations was $1,090,199 and $6,131,560, respectively, compared to our net loss from operations of $1,481,421 and $2,853,136, respectively, for the three and nine months ended March 31, 2000. Our net loss available to common shareholders, after preferred stock dividend, was $1,992,113, or $0.12 per share, for the three months and $8,102,995, or $0.52 per share, for the nine months ended March 31, 2001, compared to the net loss of $2,779,854, or $0.20 per share, for the three months and the net loss of $4,266,996, or $0.31 per share, for the nine months ended March 31, 2000.

      We took delivery on our first PET unit in July 1999 and began accruing revenues in August 1999. For the three months and nine months ended March 31, 2001, we had twelve units accepted and placed into service, generating revenues of $2,308,196 and $4,267,864, respectively, and incurring cost of services of $849,179 and $3,197,830, respectively, compared to $326,850 and $623,770 in revenues and $351,765 and $584,337 in cost of services for the three and nine months, respectively, ended March 31, 2000. This substantial difference in revenues and costs is largely attributable to the number of units which were in service during the applicable periods. As a result of these activities, accounts receivables increased to $2,225,351, net of allowances for doubtful accounts, as of March 31, 2001, as compared to accounts receivables of $386,725, net of allowances for doubtful accounts, as of March 31, 2000. The costs of service revenues represent salaries paid to technologists and drivers, system maintenance, transportation and insurance on our mobile PET systems.

      General and administrative expenses for the three months and nine months ended March 31, 2001 were $2,549,216 and $7,201,594, respectively, as compared to $1,456,506 for the three months and $2,892,569 for the nine months ended March 31, 2000. We incurred increased general and administrative expenses due primarily to the growth in staff as payroll expenses increased from $304,635 and $932,870 for the three and nine months ended March 30, 2000, respectively, to $790,609 and $2,572,477, respectively, for the three and nine months ended March 31, 2001. Depreciation expense increased from $72,043 and $230,487, respectively, for the three and nine months ended March 31, 2000 to $741,586 and $1,583,108, respectively, for the three and nine months ended March 31, 2001 mainly due to the increase in mobile PET units employed to twelve at March 31, 2001 compared to our one unit at March 31, 2000. In addition, we continue to incur costs in building our infrastructure and incur costs in connection with advertising and marketing our mobile PET services.

      Our interest income was $4,058 and $29,047, respectively, for the three and nine months ended March 31, 2001, as compared to $46,165 and $55,493, respectively, for the three and nine months ended March 31, 2000. The reduction in interest was caused by the reduction of cash in money market and other bank accounts from $2,854,795 to $2,091. Our interest expense of $891,274 and $1,326,541, respectively, for the three and nine months ended March 31, 2001, as compared to the interest expense of $138,951 and $262,106, respectively, for the three and nine months ended March 31, 2000, was principally due to the capitalization of our equipment leases of image scanners, coaches and computer equipment.

LIQUIDITY AND CAPITAL RESOURCES

      At March 31, 2001, our total assets were $22,313,655, compared to $9,900,684 at March 31, 2000. Our current assets at March 31, 2001 totaled $3,304,824 and our current liabilities were $8,770,726, as compared to March 31, 2000, that reflected current assets of $5,008,868 and current liabilities of $1,025,165. Shareholders' equity at March 31, 2001 decreased to $(1,405,094) from $5,313,709, due primarily to the issuance of 20 shares of Series B Convertible Preferred Stock and warrants for $885,000, net of issuance costs, stock subscriptions of $547,500 and a net loss of $1,963,113 and $7,419,514 incurred in the three and nine months, respectively, ended March 31, 2001. In the comparable three and nine months ended March 31, 2000, shareholders' equity was primarily the result of 51 shares of common stock issued from subscriptions paid in the amount of $285,000, net of offering costs, and a three and nine months net loss of $1,574,207 and $3,061,349, respectively.

      Our foreign currency translation adjustment in shareholders' equity amounted to $(41,684) at March 31, 2001 compared to $2,356 at March 31, 2000. We have reflected the transaction gains and losses in the cash flow as the effect of exchange rate changes on cash of $(102,957) and $69,701 for the three and nine months ended March 31, 2001, compared to $5,691 and $(5,687) for the 3 and 9 months ended March 31, 2000.

      Our net cash used in investing activities for the three and nine months ended March 31, 2001 was $(5,915) and $(162,966), as compared to $43,575 and
$(345,385) in the three and nine months ended March 31, 2000. This difference is primarily a result of the $162,966 we invested in computers and related equipment for our business and personnel growth.

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

      On December 19, 2000, we entered into a three-year Strategic Partnership Agreement with the GE Medical Systems division of General Electric Company. Under its terms, we are required to lease a minimum of 40 GE Advance PET NXi Scanners and a minimum of 5 PET trace Cyclotrons. Each lease has a five-year term. The total lease payments for each scanner over the term of the lease is $1,525,000, with a required annual service fee of $135,000. The total lease payments for each cyclotron over the term of the lease is $1,353,000, with a required annual service fee of $100,000. On March 5, 2001, GE Healthcare
Financial Services, a division of General Electric Company, and GE Capital submitted to us a non-binding commitment for financing up to $50 million of PET Scanners. We can give no assurances that we will obtain this financing.

      The net cash provided by our financing activities for the three and nine months ended March 31, 2001 was $955,381 and $3,292,587, a result of: the private placement and issuance of 20 shares of Series B Convertible Preferred Stock and warrants for $885,000, net of issuance costs; the proceeds from a $300,000 bridge financing; an equipment loan of $108,753; payments of $304,125 and $583,106 on obligations under capital leases for the three and nine months ended March 31, 2001, compared to $71,213 and $83,078 for the three and nine months ended March 31, 2000; and the issuance of 515,000 shares of common stock, net of issuing costs.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      On March 27, 2001, we filed suit in the Superior Court for the State of California (San Diego) charging Southridge Capital Management, LLC ("Southridge"), Thomson Kernaghan and other defendants with stock manipulation, unfair trade practices and fraud in the inducement in connection with short selling of our common stock for the dual purpose of pushing the stock price down, locking in profits and converting the stock at a favorable price. Southridge has served as our financial advisor and investment facilitator. The suit was filed after an extensive investigation that uncovered similar suits filed against the defendants. In response to our suit, on April 13, 2001, York, LLC ("York"), an off-shore Southridge entity, filed a complaint on April 13, 2001, in the United States District Court, Central District of California, for breach of contract, conversion, money had and received, unjust enrichment and breach of the covenant of good faith and fair dealing.

      On February 27, 2001, Twenty-Five-Forty, LLC filed suit against us in the Superior Court for the State of California (San Diego) for damages for breach of contract, alleging that we abandoned a sub-lease that we had entered into with the plaintiff. We have filed a cross-complaint in which we allege, among other things, that the plaintiff fraudulently induced us to enter into the contract and that accordingly the lease contract is void. Plaintiff has not yet answered the cross-complaint.

ITEM 2. CHANGES IN SECURITIES

      In April and May 2001, we raised approximately $1,150,000, net of issuing costs, from the private placement of 2,420,000 of our common shares, including 484,000 two year warrants issued to purchase our common shares at $.50 per share (subject to anti-dilution provisions), to several institutions and accredited investors. Proceeds from these private placements were used for working capital purposes. These issuances were made in reliance on the registration exemption provided by Section 506 promulgated under the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      At the annual meeting of stockholders held on April 6, 2001, the following proposals were adopted by the margins indicated:

      1. To elect a Board of Directors to hold office until their successors are elected and qualified:

                                            Number of Shares
                                ------------------------------------
                                   For            Withhold Authority
                                ----------        ------------------
         Paul J. Crowe          13,198,163                9,700
         Thomas G. Brown        11,425,310            1,796,200
         Brent Nelson           13,198,163                9,700
         Robert C. Bush         13,198,153                9,700
         K. Ivan F. Gothner     11,466,663             1,754,847

      2. To approve an amendment of our 1999 Stock Option Plan increasing from 6,000,000 to 8,000,000 the number of shares of our common stock which may be subject to award pursuant thereto:

                        For:          6,995,118
                        Against:        371,430
                        Abstain:         28,598

      3. To ratify the appointment of Peterson & Co. as our independent accountants for the fiscal year ending June 30, 2001:

                        For:         11,412,161
                        Against:          3,202
                        Abstain:         74,694

ITEM 5. OTHER INFORMATION

      None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

          Exhibit 10 Strategic Partnership Agreement dated December 19, 2000 between GE Medical Systems, a division of General Electric Company, and Mobile PET Systems, Inc.

          Exhibit 15     Letter from Peterson & Co. dated May 14, 2001.

(b)   Reports on Form 8-K

      We filed a report on Form 8-K on January 29, 2001, disclosing an amendment to the Securities Purchase Agreement dated March 3, 2000 between us and York, LLC.

                                 SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    MOBILE PET SYSTEMS, INC.


Date:  May 21, 2001                 By: /s/ Paul J. Crowe
                                        _______________________________
                                        Paul J. Crowe
                                        President and Chief Executive Officer


Date:  May 21, 2001                 By: /s/ Anthony R. Turnbull
                                        ________________________________
                                        Anthony R. Turnbull
                                        Vice President of Finance

                                       (Chief Accounting Officer)

                               Exhibit Index


Exhibit No                         Description                         Page No.
-------------------------------------------------------------------------------
10    Strategic  Partnership Agreement dated December 19, 2000 between     43
      GE Medical Systems, a division of General Electric Company,  and
      Mobile PET Systems, Inc.

15    Letter from Peterson & Co. dated May 14, 2001                        49

                                                                      Exhibit 10
                                                                      ----------

[GE Letterhead}

[Logo]                                                        GE Medical Systems
--------------------------------------------------------------------------------
                                     General Electric Company
                                            Milwaukee, WI




GE Medical Systems
STRATEGIC PARTNERSHIP AGREEMENT



This Strategic Partnership Agreement ("Agreement") is entered into as of this 19th day of December 2000 ("Effective Date"), by and between General Electric Company, a New York corporation, by and through its GE Medical Systems division ("GE") located in Waukesha, WI and Mobile PET Systems, Inc., a Delaware corporation ("Customer") located in San Diego, CA.

WHEREAS, GE and Customer have entered into this Agreement for the purpose of enhancing the parties' vendor/customer relationship;

WHEREAS, Customer desires GE to be its preferred vendor for PET and cyclotron equipment, including service and financing for such equipment; and

WHEREAS, GE is willing to offer Customer attractive pricing and financing terms for PET and cyclotron equipment and the servicing of such equipment;

NOW THEREFORE, in consideration of the terms and conditions contained in this Agreement, GE and Customer agree as follows:

1. Term and Termination. The term of this Agreement shall be 36 months from the Effective Date set forth above. Expiration or termination of this Agreement shall have no effect on orders for equipment, service or financing. which have been accepted by GE prior to the date this Agreement expires or is terminated.

2   Purchase and Sale Commitments.

A. During the term of this Agreement, Customer will order from GE for delivery in the United States or Canada, and GE will provide to Customer, a minimum of 40 GE Advance PET NXi Scanners and a minimum of 5 PETtrace Cyclotrons in each case with the equipment configured as specified in Exhibit A to this Agreement. Customer commits to finalize an order for each scanner (including designation of whether scanner is to be fixed or mobile) by no later than 120 days before, and to accept actual delivery by no later than, the scheduled month of delivery set forth in Section 2.B, below. Customer commits to finalize an order for each cyclotron by no later than 6 months before, and to accept actual delivery by no later than, the scheduled month of delivery set forth in Section 2.B, below.

                                      -1-                  Rev. Date:  12/19/00

B.  GE and Customer agree to the following delivery schedules:

    PET scanner delivery schedule;

    Calendar year 2001: February 2001 = 4 scanners
                        May 2001      = 4 scanners
                        August 2001   = 4 scanners
                        November 2001 = 3 scanners
                        ---------------------------
                        2001 units     15 scanners

    Calendar year 2002: February 2002 = 4 scanners
                        May 2002      = 4 scanners
                        August 2002   = 4 scanners
                        November 2002 = 3 scanners
                        ---------------------------
                        2002 units     15 scanners

    Calendar year 2003: February 2003 = 4 scanners
                        May 2003      = 4 scanners
                        August 2003   = 2 scanners
                        ---------------------------
                        2003 units     10 scanners

    Cyclotron delivery schedule:

    Calendar year 2001: July 2001     = 1 cyclotron
                        October 2001  = 1 cyclotron
                        ---------------------------
                        2001 units    = 2 cyclotrons

    Calendar year 2002: February 2002 = 1 cyclotron
                        May 2002      = 1 cyclotron
                        October 2002  = 1 cyclotron
                        ---------------------------
                        2002 units    = 3 cyclotrons

C. Customer also agrees to acquire for each scanner and cyclotron covered by this Agreement, service and financing from GE. In each instance1 the scanner or cyclotron will be leased by GE to Customer and service provided by GE to Customer under the form of MaxiService Agreement attached to this Agreement as Exhibit 8, for a 5-year term beginning on the date installation is completed. Pricing for each scanner Will be based on a fixed equipment price of $1,525,000 00, with pricing for service based on $135,000 per year. Pricing for each cyclotron will be based on a fixed equipment price of $1,353,000, with pricing for service based on $110,000 per year for single beam coverage.

D. The terms of the MaxiService Agreement set forth in Exhibit B to this Agreement will be modified by GE to the extent necessary to reflect standard commercial terms offered by GE for deliveries in Canada or to comply with applicable Canadian laws or regulations.


                                      -2-                  Rev. Date:  12/19/00

E. In the event that Customer takes delivery of any scanner or cyclotron later than the month of delivery set forth in Section 2.8 above. Customer shall pay to GE an additional amount equal to 1% of the fixed equipment price set forth in Section 2.D, above.

F. Changes in the configurations set forth in Exhibit A to this Agreement made prior to acceptance of the order by GE may result in changes in the fixed equipment price set forth in Section 2.D, above. Any changes in configuration or price must be agreed to by GE and Customer prior to order acceptance by GE. Any further requests for changes in equipment configuration by Customer must by provided in writing to GE by no later than 120 days prior to the scheduled delivery date, and may result in changes in the fixed equipment price Set forth in Section 2.D, above.

G. On occasion GE may elect to substitute equal or better equipment for one or more items contained in the configurations set forth at Exhibit A due to product availability or changes in GE's product offerings. GE Will promptly notify the Customer of any substitutions and such substitutions are not to be construed as a breath or modification of this Agreement, or a commitment by GE to make any other such offer or product substitution to Customer.

H.  Only Customer may submit an order to GE under this Agreement.

I. Equipment will be acquired by Customer solely for use in connection with the provision of healthcare to human beings by licensed healthcare providers.

J.  Every order will reference this Agreement and will, except as described in
    Section 3, below, contain no term, condition or price therein that conflicts with, adds to, or diminishes any term, condition or price set forth in this Agreement. Any additional or different term, condition or price contained in such an order is objected to by the parties unless specifically agreed to in writing by an authorized representative of each party. GE's acceptance of an Order shall occur upon the deletion of any additional or different term, condition or price therefrom, GE's receipt of any applicable down payment, and Customer's receipt of the written credit approval of the Manager of Credit and Collections of GE or his credit designate.

3.  Special Offers.

    Special promotional equipment leases and service terms offered by GE, if such occur during the Term of this Agreement, will be available to Customer on a preferred customer basis, provided Customer leases the minimum volume of scanners and cyclotrons provided for in this Agreement and meets GE's credit or other applicable customer qualification standards as of the time of such special offer. The terms, conditions and prices set forth in this Agreement shall apply to each such offering to the extent that they do not conflict with the terms, conditions and prices of the special offering. In the event of conflict, the term, condition or price of such special offering shall supersede the conflicting term, condition of price of this Agreement.




                                      -3-                  Rev. Date:  12/19/00

4. Added Value Programs. During the term of this Agreement, GE may offer productivity and for added value programs to Customer which may include potential cost savings programs with respect to Customer's on-going operations such as innovative training methods and management best practices sharing. If the parties agree to enter into these additional arrangements, they will be subject to terms and conditions under a separate agreement.

5. Notices. Notices and other communications shall be in writing and shall be deemed to have been duly given and delivered if they have been sent by fax or by United States certified mail (return receipt requested), addressed as follows:

    If to GE:            GE Medical Systems
                         Attn: General Manager, PET Sales
                         3000 N. Grandview Blvd.
                         Waukesha, WI 53188
                         Fax:

                         With a copy to:
                         GE Medical Systems
                         Attn: General Counsel Americas
                         3000 N. Grandview Blvd., W-400
                         Waukesha, WI 53188
                         Fax: 262/544-3573

    If to Customer:      Mobil PET Systems, Inc.
                         Attn: Mr. Paul Crowe, President/CEO
                         2240 Shelter Island Drive
                         San Diego, CA 92106
                         Fax:

    or to such other person or such other address as may be subsequently designated by written notice from either GE or Customer.

6.  General Matters.

    A. Any assignment of this Agreement will be void without the other party's written consent, which will not be unreasonably withheld.

    B. The law of the State of New York will govern any dispute between the parties arising from this Agreement.

    C. Except as explicitly stated herein, this Agreement does not create, and shall not be construed as creating, any rights enforceable by any person not a party to this Agreement.

    D. The headings in this Agreement are solely for convenience of reference and shall be given no effect in the construction or interpretation of this Agreement.




                                      -4-                  Rev. Date:  12/19/00

    E. This Agreement may be executed in any number of counterparts, each of which shall be deemed an original, but all of which together shall constitute on and the same instrument.

    F. Nothing contained in this Agreement is intended nor shall it be construed as creating a partnership or joint venture between GE and Customer nor is anything contained in this Agreement intended to be construed as creating or requiring any ongoing or continuing relationship or commitment between GE and Customer, except as specifically set forth in this Agreement.

    G. The total liability of GE and Customer, and their respective exclusive remedy under this Agreement, is limited to the price of the Order of Equipment, Service or Financing which is the basis of the claim. GE and Customer will have no liability to each other for punitive, incidental or consequential damages such as lost profits or revenue. This is a commercial transaction. Any action related to the Agreement shall be based solely on commercial law principles.

    H. In the event of a direct and irreconcilable conflict between any term of this Agreement and any other document provided by either party, the term of this Agreement shall control to the extent necessary to eliminate the conflict.

9. Entire Agreement. This Agreement and the Exhibits hereto constitute the entire Agreement between the parties respecting the subject matter. No prior proposals, statements, course of dealings or usage of the trade will be part of this Agreement.

IN WITNESS WHEREOF, GE and Customer have executed this Agreement effective as of the Effective Date first written above.

AGREED

GENERAL ELECTRIC COMPANY                MOBILE PET SYSTEMS, INC.


By: /s/ M.B. Klein                      By:  /s/ Paul Crowe
   --------------------------              ----------------------------

Name:  M.B. Klein                       Name:  Paul Crowe
     ------------------------                --------------------------

Title: VP Gen. Manager                  Title: CEO
      -----------------------                 -------------------------

Date:  12-19-00                         Date:  12-19-00
     ------------------------                --------------------------


***  Exhibits   ***

Exhibit A: Equipment Configurations
Exhibit B: Form of MaxiService Agreement

                                      -5-                  Rev. Date:  12/19/00

                                   EXHIBIT A

                            Equipment Configurations


PET Scanner Configuration
-------------------------

GE Catalog #
S9110NM        Mobile Advance PET NXi Imaging System
includes:      Mercury G3 4 node array processor, ACEM boards, Sun Operator'
               Workstation, 18 Gbyte Raw Data Disk, 100 Mbyte Ehternet, 2D
               Software Reconstruction, 3D Reconstruction Software, Segmented
               Attenuation Correction Software, Iterative Reconstruction
               Software, two operators' chairs, Pre-installation Kit, Mobile
               Hardening Kit, Media Storage drawers.
PS050KB        DAT & Optical Drive
PSO9OME        Enhanced Performance Mercury G3 8 Node Array Processor Option
P5O9OMF        Ultra Performance Mercury G3 12 Node Array Processor Option
E8690AA        Transmission sources (qty 2)
E8690AB        Normalization sources (qty 1)
E7014LA        Codonics 1660m Color Printer
WO400NM        Applications training (qty 2)
P5005TP        Physician's Training - PET Masters' Series (qty 4)
R4503JK        UPS



Cyclotron Configuration (unshielded)
-----------------------

GE Catalog #
S9120KC        PETtrace Cyclotron (includes one F-18 target system)

P5230JL        Additional F-18 High Yield Target System

P522OJC        Dual Target Irradiation

WO400NM        Applications (qty 2)

                                                                     Exhibit 15
                                                                     ----------


                       CONSENT OF INDEPENDENT ACCOUNTANTS'

The Board of Directors
Mobile PET Systems, Inc.
2150 West Washington Street, Suite 110
San Diego, California  92110

As the independent public accountants' for Mobile PET Systems, Inc. we hereby consent to the incorporation in this Quarterly Report on Form 10-QSB of Mobile PET Systems, Inc., our report dated May 8, 2001, regarding the March 31, 2001 and 2000, consolidated financial statements. We also consent to all other references to our company included in this Quarterly Report on Form 10-QSB.


                                        /s/ PETERSON & CO.
                                    ----------------------------------------
                                    PETERSON & CO.

Peterson & Co.
3655 Nobel Drive, Suite 500
San Diego, California  92122-1089
May 21, 2001