Form 10KSB
period 2001-06-30
MOBILE PET SYSTEMS INC
filed 2001-10-15
CIK 1097181

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2001

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from              to

Commission file number 000-27915

MOBILE PET SYSTEMS, INC.,
A Delaware Corporation
(Name of small business issuer in its charter)

Delaware	11-2787966
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2150 West Washington St., Suite 110	92110
San Diego, CA 92110	(Zip Code)
(Address of principal executive offices)

Issuer’s telephone number:    (619) 226-6738

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Exchange Act:

COMMON STOCK, PAR VALUE $0.0001
(Title of class)

          Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No  ☐

          Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

          Issuer’s revenues for fiscal year 2001 were $7,163,311.

          The aggregate market value of voting common equity held by non-affiliates of the registrant was $12,354,013 as of October 1, 2001 (computed by reference to the average bid and ask prices of the issuer’s Common Stock on that date as reported by the OTC Bulletin Board).

          There were 32,224,338 shares outstanding of the registrant’s Common Stock as of October 11, 2001.

          Transitional small business disclosures format (check one):  Yes  ☐  No  ☒

PART I

ITEM 1.    BUSINESS

Business Development

          Mobile PET Systems, Inc. was incorporated in the State of Nevada on December 1, 1998. The Company subsequently was involved in a reverse merger with Colony International Incorporated. Colony International Incorporated (formerly American Coin and Stamp, Inc.) was incorporated in the State of Delaware on August 21, 1985 and its wholly owned subsidiary, Colony International Incorporated, was incorporated in the State of Nevada on April 25, 1995. On December 22, 1998, Mobile PET Systems, Inc.’s shareholders exchanged all of their 7,000,000 shares of outstanding common stock for 7,000,000 shares of common stock in Colony International Incorporated. This exchange of shares was accounted for as a reverse merger, under the purchase method of accounting. Accordingly, the combination of the Mobile PET Systems, Inc. and Colony International Incorporated and subsidiary was recorded as a recapitalization of the shareholders’ equity. Colony International Incorporated subsequently changed its name to Mobile PET Systems, Inc.

General Business

          Mobile PET Systems, Inc. is a leading national provider of Positron Emission Tomography (PET) services. We provide our services to hospitals and other healthcare providers in selected marketplaces in the United States and England. PET imaging systems produce diagnostic images of the body that represent the metabolic characteristics of disease rather than anatomical images generated by conventional x-ray, Computerized Axial Tomography (“CT”), diagnostic ultrasound or Magnetic Resonance Imaging (“MRI”) imaging systems. PET effectively detects and stages many cancers, cardiac and neurological disorders at their earliest stages, which influences treatment options and can eliminate redundant testing, hospitalization or non-beneficial therapies.

          We provide use of our PET imaging systems integrated into mobile coaches or into fixed facilities. We provide the technical personnel who operate the equipment and implement the PET procedure under the direction of hospital physicians. Our contracted services provide hospitals and other healthcare providers access to this advanced diagnostic imaging technology and related patient benefits.

          We are subject to the informational requirements of the Securities Exchange Act of 1934 (the “Exchange Act”) which requires us to file reports, proxy statements and other information with the Securities and Exchange Commission. Such reports, proxy statements and other information may be inspected at public reference facilities of the SEC at Judiciary Plaza, 450 Fifth Street N.W., Washington D.C. 20549; Northwest Atrium Center, 500 West Madison Street, Suite 1400, Chicago, Illinois 60661; and 5670 Wilshire Boulevard, Los Angeles, California 90036. Copies of such material can be obtained from the Public Reference Section of the SEC at Judiciary Plaza, 450 Fifth Street N.W., Washington, D.C. 20549 at prescribed rates. Because we file documents electronically with the SEC, you may also obtain this information by visiting the SEC’s Internet web site at http://www.sec.gov.

About Our Industry

          The diagnostic imaging industry generates annual revenues in excess of $50 billion in the United States, or approximately 5% to 6% of total health care spending. It is estimated that there will be a total of approximately 583 PET systems installed in the United States in 2001. In 2000, there were a total of approximately 348 PET systems installed in the United States. An analysis of approximately 67% of these systems indicated that approximately 50% were installed in hospital facilities, 36 percent were installed in independent fixed sites, and 14% were installed in “other” facilities consisting of mobile PET providers, government non-hospital institutions, specialty care centers and non-classifiable institutions. By comparison, in 1998 there were approximately 4,000 MRI systems in the United States consisting of approximately 60% hospital owned systems, 25% independent fixed site systems and 15% mobile systems.

          Studies by the Institute for Clinical PET (ICP) (now a component of the Academy of Molecular Imaging) previously concluded that PET is a cost-effective diagnostic imaging procedure for a number of indications. (Positron Emission Tomography, Biological Imaging for Medicine, A Proven Answer to Improve Healthcare Quality and Lower Cost, May 1995, by Terry D. Douglass, PhD.) In cost-effectiveness studies conducted by the ICP, the use of PET in four indications for the United States Medicare and non-Medicare populations demonstrated significant cost savings. The four retrospective studies focused on lung cancer, breast cancer, colorectal cancer recurrence, and myocardial viability. In the studies of these four indications in the Medicare population, ICP estimated the total Medicare savings from the use of PET diagnostic imaging procedures would approximate $1.6 billion per year. In addition, ICP estimated the number of invasive and other diagnostic procedures would be reduced by 189,162 procedures. Finally, ICP estimated the number of annual PET studies required for the four indications in the Medicare population would be 388,951. ICP’s cost effectiveness studies for the non-Medicare population concluded the total cost savings from the use of PET diagnostic imaging would approximate $4.1 billion annually. In this population, ICP estimates the number of invasive and other diagnostic procedures would be reduced by 182,520 procedures annually. In addition, ICP indicated that the number of annual PET studies required in this population would approximate 401,616 tests. It should be noted that ICP’s calculations examined only the savings related to the cost of the procedures avoided, and did not include additional savings realized by avoiding the complications of procedures rendered unnecessary by knowledge of PET results.

The PET Technology and Procedure

          Diagnostic PET imaging systems are comprised of high speed computers and a table that slides into a large imaging detector gantry, which acquires and produces detailed images of the human body’s metabolic functions. Performing an actual PET procedure involves first introducing a “radiotracer” into the patient’s blood stream. A “radiotracer” is a substance which when absorbed into a patient’s system allows the PET scanner to acquire an image of the body’s metabolic functions. On a PET scan the areas of abnormal metabolic function will show the location and extent of the disease. After the radiotracer is absorbed by the patient’s body (which takes approximately 45 minutes), the patient is placed on the table which is moved into the center of the PET imaging system, which is cylindrical and has an opening (or “gantry”) with a diameter of approximately 60 centimeters. The wide gantry and relatively short length of the imaging mechanism help minimize patient discomfort. The scanning process takes approximately 30 minutes to one hour to complete, depending on the specific imaging procedure requested.

          The PET imaging system detects signals emitted by the radiotracer. The radiotracer is attracted to any metabolic activity. As an example, cancer cells (which are highly metabolic) are easily detected by the PET imaging system. A high-speed computer reconstructs the information into three dimensional images that display normal or abnormal metabolic function. The most commonly used radiotracer, fluorodeoxy glucose (FDG) dissipates within twenty-four hours and the patient may go home the same day.

The Advantages of PET

          PET offers significant advantages over other diagnostic imaging techniques as it provides a direct measure of biochemistry and functional/metabolic activity. In most cases, the precursors to all disease are biochemical in nature and initially affect function, as opposed to structure. PET, which has the ability to create a diagnostic image of early metabolic changes, can significantly reduce the time to diagnosis, reduce costs and improve patient outcomes for numerous indications for oncology, cardiology and neurology.

          PET offers the following substantial advantages over current diagnostic imaging procedures:

•	replaces the need for multiple, costly medical testing with a single imaging procedure;

•	displays a 3D image of all of the organ systems of the body with one examination;

•	diagnoses and detects diseases, in most instances, before detection by other tests;

•	monitors the path and progress of disease as well as how the body responds to treatment;

•	reduces or eliminates ineffective or unnecessary surgical/medical treatments and hospitalization; and

•	reduces redundant medical costs and reduces discomfort to the patient.

          As a result of the cost efficiency and clinical effectiveness of PET, the Company believes that hospitals and other health care providers are experiencing increased demand from their patients to provide PET technology and related services. Increasingly, such health care providers are utilizing third parties, like our company, to provide technology-driven patient services.

          The American Cancer Society estimates that approximately 8.9 million Americans have a history of cancer and in 2001 nearly 1.3 million new cancer cases will be diagnosed. (Cancer Facts & Figures 2001, American Cancer Society, Inc., page 4, available at www.cancer.org.) PET is currently recognized as one of the only metabolic medical tools powerful enough to accurately image and measure with a single pass the metabolic function of cancer. It can also provide information to determine whether a primary cancer has metastasized to other parts of the body. PET has demonstrated its usefulness in cost-effective, whole-body metastatic surveys; avoiding biopsies for low-grade tumors; non-invasive differentiation of tumors from radiation necrosis; early change in course of ineffective chemotherapy; and avoiding unnecessary diagnostic and therapeutic surgeries.

          In cardiology, a PET scan is one of the most accurate diagnostic tests to detect coronary artery disease. The PET images can display inadequate blood flow to the heart during stress that is undetected by other non-invasive cardiac tests. PET enables physicians to screen for coronary artery disease, to assess flow rates and flow reserve, and to distinguish viable from nonviable myocardium for bypass and transplant candidates. It is also fast becoming an important tool for cardiologists attempting to achieve reversal of coronary artery disease through aggressive risk factor modification such as the Ornish diet program, enabling both doctor and patient to directly and non-invasively measure the progress of improvement in coronary blood flow.

          In neurology, PET can assist in the early detection and diagnosis of such brain disorders as Alzheimer’s and Parkinson’s diseases. PET scans can detect a consistent diagnostic pattern for Alzheimer’s disease where certain regions of the brain may show decreased metabolism early in the disease. This pattern often can be recognized several years before a physician is able to make the diagnosis clinically. In addition, PET scans can differentiate Alzheimer’s from other confounding types of dementia or depression. In a similar fashion, PET scans can detect Parkinson’s disease. A labeled acid is used with PET to determine if the brain is deficient in dopamine synthesis. If it is determined there is no deficiency and the patient is not suffering from Parkinson’s disease, then the course of tremor evaluation and treatment will be different.

          According to the ICP and the UCLA School of Medicine, PET diagnostic imaging offers medical specialists a metabolic and clinical process to pinpoint soft-tissue disorders. MRIs provide anatomical images of the body that are not as effective as PET’s history of early diagnosis of a growing number of cancers, heart and brain disorders.

          According to two studies, Contribution of PET in the Diagnosis of Recurrent Colorectal Cancer Comparison with Conventional Imaging, EUROPEAN JOURNAL OF SURGICAL ONCOLOGY 1995, 21: 517-522; and Diagnostic Value of Positron Emission Tomography for Detecting Breast Cancer, WORLD JOURNAL OF SURGERY 1998, 22: 223-228; CT scanning is also less effective than PET Scans as a tool for early detection and diagnosis.

          These studies indicate that PET imaging has displayed the following detection rates compared to CT scanning and mammography:

•	an 81% detection rate for lung cancer, compared to a 52% detection rate with CT;

•	a 95% detection rate for colon cancer, compared to a 68% detection rate with CT; and

•	an 85% detection rate for breast cancer, compared to a 67% detection rate for mammography.

Our Services

          We provide efficient, cost effective access to this technology for hospitals, medical centers and other health care providers that are unable or unwilling to financially justify or secure the acquisition of a dedicated PET facility.

          The PET imaging system provides 2D and 3D volume measurements of metabolic and physiologic processes. The system consists of the PET imaging system, integrated workstations, 3D Advanced Computational Image Acquisition and Display System, and patient couch, all integrated into a mobile trailer or stationary facility.

          All of our mobile PET imaging systems are housed in mobile coaches designed for convenience, patient comfort and safety, and include a powered patient lift, stairway, stabilizing system for leveling, and transportation alarm to warn of equipment not properly stowed for transport. The interior space of the coach is divided into three sections: a patient staging room, a technology control room, and the PET imaging room.

          With certain hospitals or medical groups, we develop and operate stationary PET facilities. This provides hospitals with full time PET imaging services to easily accommodate their patients on a daily basis.

          We offer a comprehensive “Total Solutions” approach for our clients which also includes:

•	Medical Advisory Board to present PET seminars that educate physicians on the benefits of PET.

•	Physician training programs and expert over-read services that assist the hospitals’ staff physicians to become qualified PET exam interpreters.

•	Electronic data transmission and archiving of all PET exams by use of our Internet site and software package.

•	Licensure assistance by our physicists.

•	PET Site Planning Guide and support to accommodate mobile PET trailers to each of our clients’ locations.

•	PET Strategic Marketing Plan complete with regional specialists to evaluate and educate referring physicians.

•	Convenient access to radiotracers at negotiated discount rates.

          As of June 30, 2001, we have nine (9) mobile CTI/Siemens Medical Systems ECAT -Registered Trademark- EXACT -TM- PET systems, five (5) General Electric Medical Systems -Registered Trademark- ADVANCE -TM- PET Imaging Systems, and one dedicated Non/Mobile GE PET system in operation. One additional CTI/Siemens PET system was received and placed in operation after June 30, 2001. Three (3) of the systems are under capital leases with Finova Capital Corporation, three (3) of the systems are under capital leases with Siemens Medical Systems, Inc., six (6) of the systems are under capital leases with General Electric, and three (3) of the systems are rented from Siemens Medical Systems, Inc. The cost for a fully commissioned PET imaging system can range from $1.6 to $1.875 million inclusive of mobile coach or lease hold improvements.

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

          Many health care providers, regardless of whether their patient flows or financial resources justify the purchase of a PET system, may prefer to contract with us to (i) obtain the use of a PET system without significant capital investment or financial risk; (ii) retain the ability to switch system types and avoid technological risk; (iii) eliminate the need to recruit, train and manage qualified technologists; (iv) provide expanded imaging services when patient demand exceeds their in-house capability; or (v) benefit from our experience in operating this service.

          Mobile Services Agreements.    We provide our services to hospitals and health care providers under a Positron Emission Tomography Mobile Services Agreement that we enter into with these entities. These agreements have standardized provisions which are subject to minor modifications based on the needs of a particular customer (typically billing, training and marketing modifications). Under these agreements, we provide use of our mobile PET system, along with a minimum of one trained technical operator, for a specified number of days per week. Fees are based on a per-patient basis. A minimum number of PET exams per day is required. In some cases, we allow our customers to pay us a flat fee per day for our services. We require our customers to pay us for our services within thirty days after we bill them. The agreements require our customers to perform various functions and supply various items, such as space, power, medical supplies, physicians and patient support services. The agreements generally have a five year term, which is subject to automatic renewal for another five year term. The agreements may be terminated for certain causes described in the agreements, including a customer’s lack of economic justification for our services, or a customer’s transition to a stationary site (however, in certain agreements we have a right of first refusal to participate in any joint venture created to install such a stationary system). The agreements also require that all PET services on our customers’ sites be performed exclusively by us. As of June 30, 2001, we had agreements with 72 hospitals and health care providers.

          Stationary Facilities.    We develop stationary PET facilities with hospitals or medical groups who have sufficient patient volumes to support a full time service. These projects are structured as either wholly owned or joint ventures with a healthcare institution. We can start services using one of our mobile units during the development stage of a stationary site. This approach builds awareness, patient values and a referral physician base.

          Reimbursement.    Mobile imaging service providers are generally not reimbursed directly by health care payors such as Medicare, Medicaid, private insurance companies or managed care companies. Instead, mobile imaging service companies contract directly with and are paid by the hospital, which then bills the health care payors. All of our revenues will be paid directly by the hospital. As a result, we should realize a higher level of accounts receivable turnover and a lower allowance for uncollected debt. To date, the vast majority of our customers have paid us on time. However, there can be no assurance that we will always be paid in a timely manner.

          Billing and reimbursement for diagnostic imaging services is divided into a technical component and a professional component. Our business revenue is based on providing part of the technical component, which includes the cost of the equipment, labor and materials needed to perform the imaging procedure by our technologists and the hospital. The professional component is the cost of interpreting the diagnostic image by the physician.

          We contract with a hospital to receive a negotiated rate for the technical component we provide of the imaging procedure. This pays us for providing part of the technical component of the service and provides the hospital payment for the services they provide to the healthcare payor to the extent permissible under state or federal law. This reimburses the hospital for its services rendered to the patient and the associated physician costs. At the current time, the average insurance reimbursement to a hospital for a particular PET procedure is $1,900 to $3,100. As of June 30, 2001, insurance companies reimburse approximately 70% of PET procedures.

          In January 1998, the Health Care Financing Administration (HCFA) (today known as the Centers for Medicare and Medicaid Services, or “CMS”) approved Medicare reimbursement for the diagnostic evaluation of solitary pulmonary nodules and for staging non-small cell lung cancer. In March 1999, the HCFA announced approval to reimburse PET scans in the diagnosis and management of certain cancers in Medicare beneficiaries. The March 1999 announcement approves the reimbursement for the detection and localization of recurrent colorectal cancer with rising carcinoembryonic antigen known as CEA; staging and characterization of both Hodgkins and non-Hodgkins lymphoma in place of a gallium scan or lymphangiogram; and identification of metastases in melanoma recurrence in place of gallium studies.

          CMS has developed the hospital outpatient prospective payment system (HOPPS) for Medicare hospital outpatients, called ambulatory pricing categories, or “APC’s”. This new system affects the payments for outpatient procedures performed in hospitals or hospital owned imaging centers. A variety of nuclear medicine and PET procedures have been categorized into nine groupings, one of which is allocated to PET scanning. Effective August 1, 2000, reimbursement for APC 981 for FDG-PET oncology studies is set at $2,249.50, and includes payment for the radiopharmaceutical or radiotracer. Reimbursement for APC 285 will be used to pay for Rb-82 cardiac perfusion imaging studies and has been given a national rate of $730.22 plus the radiopharmaceutical costs.
          Medicare outpatient procedures at Freestanding Imaging Centers are billed and reimbursed by PET G-Codes on a monthly basis. The payment levels for these G-Codes vary around the country by Medicare region. Estimates on the average reimbursement for G-Codes G0030–G0047 range from $1,600–$2,000 for a combined cardiac rest/stress study inclusive of isotope. For G-Codes G0125–G0126 and G0163–G0165 for FDG-PET oncology studies reimbursement averages $1,980 for the technical component, including the radioisotope, fluorodeoxy glucose (FDG).

          On July 1, 2001, CMS approved broad coverage reimbursement for PET for the clinical indications outlined below.

Clinical Indications

Single Pulmonary Nodule (SPN)	Characterization

Lung Cancer (Non small cell)	Diagnosis, Staging and Restaging

Colorectal Cancer	Diagnosis, Staging and Restaging

Lymphoma	Diagnosis, Staging and Restaging

Melanoma	Diagnosis, Staging and Restaging

Esophageal	Diagnosis, Staging and Restaging

Head and Neck Cancer	Diagnosis, Staging and Restaging

FDG Cardiac – Myocardial Viability	Following inconclusive SPECT

Epilepsy (Refractory seizures)	Pre-surgical evaluation

          CMS approval for breast cancer and Alzheimer’s disease utilizing PET is currently under consideration. The Medicare Coverage Advisory Committee (“MCAC”) has recommended approval for breast imaging.

          The implication of the foregoing HCFA/CMS approvals is that a promising technology has at last become commercially feasible. For nearly 20 years PET imaging has shown tremendous promise in the investigation of pharmacologic agents and the management of cancer patients, cardiac patients and certain neurologic indications, but has not been reimbursable. This prevented growth of this technology to community hospitals and restricted its use to major medical centers. It appears that hospitals can now avail themselves of a cutting edge technology which may become a standard of health care.

          Private insurance carriers are unaffected by the new Medicare coding and reimbursement system, and continue to reimburse according to their internal policies. A majority of private insurers and HMO’s currently reimburse for PET and many industry observers believe with expanded reimbursement by CMS a significant growth in clinical utilization of PET will be realized over the next several years.

Government Regulation

          We are required to adhere to a wide variety of other regulations governing the operation of our business. For example, federal regulations commonly known as the “Stark Laws” impose civil penalties and exclusion from participation in the Medicare program of reimbursement for referrals by physicians for “designated health services” to certain entities with which the referring physician has a financial relationship if those referrals do not fall within an exception created by law or regulation. “Designated health services” include PET services. Implementing regulations have been issued regarding referrals for clinical laboratory services, but no final implementing regulations have been issued regarding PET services. It is likely these proposed rules will be found to apply to mobile PET scanners, thereby restricting physician referrals for PET services by an investor-physician or a physician who has a compensation arrangement with us.

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

Competition

          We believe that the key competitive factors affecting our business include providing quality patient care, reliable service; attracting and retaining quality technicians; price; and availability. At the present time, we believe that there is one other national company providing mobile PET services (Alliance Imaging, Inc.) as well as several regional competitors. We believe that we currently have the largest fleet of operating mobile PET systems operating in the U.S.

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

          In addition to direct competition from other providers of mobile PET services, we compete with free-standing CT, MRI and PET imaging centers, health care providers that have their own diagnostic imaging systems, and equipment manufacturers that sell or lease imaging systems to health care providers for mobile or full-time use. The risks that may occur if we fail to compete successfully are discussed in the “Risks Related To Our Business” section of this Form 10-KSB.

Our Competitive Strategy

          Our management team has developed and implemented a business strategy designed to grow our company, maximize return on invested capital and increase revenues. Our goal is to maintain a leadership position in our industry as well as pursue significant growth opportunities based on the following competitive strategies. However, there can be no assurance that we will maintain a leadership position or experience significant growth as a result of these strategies.

          Superior Customer Service and Strong Customer Relationships.    We will position ourselves as a high quality patient service provider rather than solely as an operator of equipment and on the basis of value-added services. We will differentiate ourselves from potential competitors by professionally marketing our services to those hospitals and physicians who determine such services are beneficial for their patients.

          Become the Dominant Provider of Mobile PET Services.    As of June 30, 2001, we are licensed and actively operating mobile PET systems in California, Florida, Indiana, Kentucky, New Jersey, New York, Ohio, Oregon, Texas, Iowa, Oklahoma and Missouri, and we are also licensed in Pennsylvania and Louisiana. After June 30, 2001, we became licensed in Nevada, South Dakota, Washington and Connecticut, and commenced active operations in Pennsylvania and Nevada. As we grow, we believe we will benefit from (i) significant equipment purchasing savings; (ii) attractive service and maintenance contracts from our primary equipment suppliers; (iii) strong name recognition and a reputation for quality service; (iv) financial flexibility and access to lower-cost capital; and (v) the ability to efficiently deploy systems in a manner which maximizes utilization while satisfying our customer requirements.

          Secure Exclusive, Long-term Contracts with Key Hospitals in Attractive Markets.    We generate significantly all of our revenues from exclusive, long-term contracts with hospitals and other health care providers on a fee for service basis. Our marketing focus is currently directed on key market segments throughout the U.S.

          We target 40 hospitals in each of our geographic regions which we believe require access to PET services. These targeted hospitals need to remain competitive in their respective health care markets or may lack sufficient patient volumes to justify the purchase of a stationary PET system. We have pursued securing long-term contracts with several high profile university hospitals, which offer the potential of establishing market presence and name recognition for our company. We have also developed a “Total Solutions” strategy which will utilize our senior executives and our Medical Advisory Board members to help our customers during the start-up phases at their facilities. Our “Total Solutions” approach includes physician education and a focused marketing effort to increase utilization. Our “Total Solutions” approach also enables us to provide consultation in the areas of billing and third party contracts.

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

          Experienced Management Team.    Our senior management team has considerable industry experience. Our senior and operating managers have successfully developed and implemented educational, operating and financial strategies with previous health care companies.

          Increase Scan Volumes.    We believe that the demand for PET procedures will continue to grow as new applications are developed and PET continues to gain increased acceptance resulting in replacing and/or supplementing other diagnostic imaging technologies. We have an opportunity to achieve a growing level of patient procedures by both adding new customers and increasing the number of patient procedures performed for these customers.

          Maximize Return on Invested Capital.    We will actively manage the utilization of our PET systems to maximize our return on capital (i.e., the amount of cash flow generated by each system relative to the carrying value of such system). We hope to maximize our return on capital through “operating leverage” which may be realized by billing our customers on a per-patient basis, so that as patient flows increase our revenues also increase, but without a significant corresponding increase in our operating costs. We estimate that, on average, a system can be utilized for approximately eight years in a high demand market when properly maintained and upgraded, after which time the system can either be utilized in a market with less demand or traded in for a new system.

          Identify Attractive Strategic Acquisitions.    Although our management’s initial operational focus is directed toward geographically expanding our business through internal growth rather than by acquisitions, we may attempt to identify attractive strategic acquisition opportunities that may arise as well as our ability to (i) access additional and lower cost financial resources; (ii) realize significant synergies, operating expense reduction and overhead cost savings; and (iii) expand into new geographic markets.

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

Sales and Marketing

          Our sales force consists of six regional business development representatives. These personnel identify, qualify and contact candidates for our services. Each regional business development representative has overall management and revenue responsibility for a specific region of the country.

          Direct marketing to referring physicians plays a primary role in our ability to increase patient procedures. Four regional educational specialists focus on developing increased scan volumes by introducing our PET services to referring physicians and keeping such physicians apprised of PET’s capabilities. In addition, certain key executive officers spend a portion of their time marketing our services. We have also assembled a Medical Advisory Board comprised of leading physicians who assist in educational programs directed to the medical community which enhance our ability to attract and increase patient procedures.

          Our target market includes hospitals located in metropolitan areas that have an on-site oncology department or have affiliated oncology service relationships. We believe there are approximately 2,000 hospitals with 250 beds or more in the U.S. that meet this criteria. Our sales and marketing focus has been directed at the eight major markets of Southern California, New York, Texas, Northern California, Eastern Pennsylvania, Chicago, Boston and Florida. At any given time, our regional business development representatives have targeted approximately 40 hospitals in each market.

Employees

          At June 30, 2001, the Company employed 63 people on a full-time basis and had a total of 67 employees. None of these employees is subject to a collective bargaining agreement and there is no union representation within the Company. The Company maintains various employee benefit plans and believes its employee relations are good.

ITEM 2.    PROPERTIES

          Our corporate offices are located at 2150 West Washington Street, Suite 110 San Diego, California 92110, where we lease 5,687 square feet for $9,953 per month, plus annual increases in future years. This lease runs through March 31, 2004.

          In addition, we maintain an operations base at 2750 N. Texas Street, Fairfield, California 94533, where we lease 1,056 square feet for $1,426 per month. This lease began on September 18, 2000 and runs through September 18, 2001.

          A wholly-owned subsidiary of the Company, London PET Centre Ltd., intends to enter into a sublease with London Radiosurgical Centre Ltd., on or about November, 2001, pursuant to which London PET Centre Ltd. shall sublease approximately 2000 square feet in a medical office building located at 154 Harley Street, London, England. This sublease shall be for £$3,333 (approximately $4,832) per month plus annual increases in future years. The sublease shall run through October 9, 2022, with termination rights after October 9, 2007.

ITEM 3.     LEGAL PROCEEDINGS

          The Company is currently involved in Twenty-Five Forty LLC v. Mobile PET Systems, Inc., an abandonment of lease case. On February 27, 2001, Twenty-Five-Forty, LLC filed suit against the Company in the Superior Court for the State of California (San Diego) for damages for breach of contract, alleging that the Company abandoned a sub-lease that the Company had entered into with Twenty-Five Forty LLC. The monthly rent under the sub-lease was $2,990, and the space was re-let by the end of May, 2001. The amount at issue is approximately $9,000–$10,000 plus fees and costs.

          The Company filed a cross-complaint against Twenty-Five Forty LLC for intentional and negligent misrepresentation. The cross-complaint alleges, among other things, that Twenty-Five Forty LLC fraudulently induced the Company to enter into the contract and accordingly the lease contract is void. Twenty-Five Forty LLC has not yet answered the cross-complaint.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          Our Common Stock currently trades on the OTC Bulletin Board, under the symbol “MBPT”.

          From October 1999 until August 2000, our Common Stock was traded on the National Quotation Bureau, LLC “Pink Sheets”. The following table sets forth, for the two most recent fiscal years indicated, the high and low closing bid prices for our Common Stock as reported on the OTC Bulletin Board and the “Pink Sheets.” The quotation for the Common Stock traded on the OTC Bulletin Board and the “Pink Sheets” may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Mobile Pet Systems, Inc.	High	Low
FISCAL YEAR 1999
FIRST QUARTER (7/1/99–9/30/99)	5.000	2.500
SECOND QUARTER (10/1/99–12/31/99)	2.625	1.550
THIRD QUARTER (1/1/00–3/31/00)	6.500	1.625
FOURTH QUARTER (4/1/00–6/30/00)	4.250	2.187

FISCAL YEAR 2000
FIRST QUARTER (7/1/00–9/30/00)	3.750	2.00
SECOND QUARTER (10/1/00–12/31/00)	3.125	0.750
THIRD QUARTER (1/1/01–3/31/01)	1.093	0.437
FOURTH QUARTER (4/1/01–6/30/01)	1.0625	0.420

          As of June 30, 2001, our common shares were held by 284 shareholders of record, not including the holders that have their shares held in a depository trust in “street name”. The transfer agent of our common stock is OTC Corporate Transfer Service Co., P.O. Box 591, Hicksville, NY 11802.

          Pursuant to NASD Rule 6530, our common stock was delisted from the OTC Bulletin Board on October 19, 1999 because on that date, we had not satisfied the requirements to become an issuer required to make current filings pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (Exchange Act). We were relisted on the OTC Bulletin Board in August 2000 when we met these requirements.

Dividend Policy

          We have never declared or paid cash dividends on our common stock. We currently anticipate that we will retain all future earnings for use in the operation and expansion of the business and do not anticipate paying any cash dividends in the foreseeable future. The ability of the Company to pay dividends may also be affected by various provisions of Delaware law, which establish certain financial requirements that may limit the ability of the Company to declare and pay dividends.

Recent Sales of Unregistered Securities

          In October 2000 we issued 25,000 shares of common stock as a result of the exercise of previously granted stock options issued to a member of our medical advisory board in reliance on Section 4(2) of the Securities Act of 1933, as amended (Act). The exercise price was $1.90 per share, for a total of $47,500.

          In November and December, 2000 we issued 767,514 shares of common stock to York, LLC upon the conversion of Series A Preferred Shares valued at $875,000 and cumulative preferred dividends values at $20,099. This insurance was in reliance on 4(2) of the Act and Regulation S under the Act.

          In January, 2001 we borrowed $250,000 from Bernd Steudle pursuant to a promissory note, bearing interest at 8.5% per year. On February 5, 2001 we borrowed an additional $500,000 from Mr. Steudle, also pursuant to a promissory note, bearing interest at 8.5% per year. We issued warrants in connection with each of these notes. On March 30, 2001, we executed an agreement with Mr. Steudle to cancel the prior notes and enter into a new promissory note, in the original principal amount of $750,000, bearing interest at 8.5% per year. This agreement also cancelled the prior warrants, and resulted in the issuance of three new warrants: (i) exercisable to purchase 750,000 shares of common stock at any time before March 20, 2002 at a price of $1.00 per share; (ii) exercisable to purchase 150,000 shares of common stock at any time before March 20, 2003 at a price of $0.50 per share; and (iii) exercisable to purchase 150,000 shares of common stock at any time before January 31, 2003 at a price of $0.50 per share. On May 17, 2001 we issued 1,875,000 common shares in exchange for the cancellation of the $750,000 promissory note. These issuances were pursuant to Section 4(2) of the Act or Regulation S under the Act. The warrants were not affected by this cancellation of the promissory note.
          We issued 1,590,584 common shares to York, LLC pursuant to “tranche notices” dated September 30, 2000 and January 31, 2001 issued by us to York, LLC under the Securities Purchase Agreement between us and York, LLC in reliance on Section 4(2) of the Act and Regulation S under the Act. This resulted in proceeds of $1,000,000 to us.

          As previously reported in a Current Report on Form 8-K,filed under the Exchange Act on May 30, 2001 we entered into a settlement agreement of litigation between us, York, LLC and certain other parties which provided for, among other items: (i) the issuance to York, LLC of a warrant to purchase 400,000 common shares at a price of $0.70 per share, exercisable within 5 years; (ii) the delivery of 723,981 common shares pursuant to a “tranche notice” dated March 2001; (iii) payment by York, LLC to us of $570,000 as pre-funding for the purchase of common shares pursuant to tranche notices from us to York, LLC under the Securities Purchase Agreement as modified by the settlement agreement. These issuances were pursuant to Section 4(2) of the Act and Regulation S under the Act.

          On June 4, 2001 we completed a private placement for of 2,720,000 shares of common stock and 544,000 warrants to purchase common stock exercisable for a period of one year at $0.50 per share, in reliance on Section 4(2) of the Act and Regulation S under the Act. The proceeds of this offering was $1,360,000.

          On June 6, 2001 we issued 403,350 shares of common stock at a price of $0.50 per share in satisfaction of an obligation to pay $201,675 to certain legal advisors for services previously rendered to us pursuant to Section 4(2) of the Act.

          Between June 15 and June 30, 2001 we sold 2,000,000 shares of common stock and 1,000,000 warrants to purchase common stock exercisable for a period of 6 months at $0.35 per share, in reliance on Section 4(2) of the Act and Regulation S under the Act. The proceeds of this offering was $700,000.

          On October 8, 2001, effective as of September 21, 2001, we entered into a Consulting Agreement with American Financial Communications, Inc. (AFC), to provide investment relations and other services. In connection with this agreement we are obligated to issue 2,500,000 common shares as a non-refundable retainer, subject to the terms and conditions set forth in that agreement. We are also obligated to file a registration statement for such shares no later than October 31, 2002. We are also obligated to issue 200,000 options to purchase common shares at a price of $1.00 per share for a term of 4 years, and to pay finders fees (i) equal to 2.5% of the gross funding provided by a lender or equity purchaser with no preexisting relationship with the Company and introduced by AFC, and (ii) equal to 2.0% of the gross consideration of an acquisition introduced by AFC and not having a preexisting relationship with the Company. These issuances were pursuant to 4(2) of the Act and Regulation S under the Act. The voting rights to the 2,500,000 common shares and the 200,000 option shares are granted to the Board of Directors during the ownership of the shares by AFC.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

          Mobile PET Systems, Inc. is a medical service provider of Positron Emission Tomography (PET) imaging services in the United States and United Kingdom. PET is a molecular imaging procedure used to diagnose and stage cancer, heart disease and neurological deficits. Our medical service business enables hospitals and other healthcare professionals the ability to access, offer and provide this advanced diagnostic imaging patient service efficiently and without risk.

          We provide under a service agreement, hospitals and physicians access to our state-of-the-art dedicated PET imaging systems, which are integrated into mobile coaches or in a stationary PET facility. We provide licensed technical personnel who operate the equipment and perform the technical PET imaging procedure, daily operations and logistical management, marketing, education and peripheral support services. All patient imaging procedures are implemented under the direction of a licensed staff physician who is provided by the medical institution.

          As of June 30, 2001 we were providing our services to 72 accounts which consisted of hospitals and physicians in the United States. We also operated a wholly owned subsidiary The London PET Centre Ltd., the only private sector stationary PET facility in the United Kingdom. We believe there are and will be significant opportunities to develop and operate additional mobile and stationary PET facilities in the United States, United Kingdom and in key European markets.

          We have measured the financial position and results of operations of our United Kingdom subsidiaries using local currency as the functional currency. We have translated our assets and liabilities into U.S. dollars at the rates of exchange at the balance sheet date. We have translated our statements of operations using the average exchange rates prevailing throughout the reporting period. We have accumulated the translation gains or losses resulting from the changes in the exchange rates from quarter-to-quarter in a separate component of shareholders¹ equity. We have reflected the transaction gains and losses in the cash flow as the effect of exchange rate changes on cash.

          Our consolidated revenues for the three months and twelve months ended June 30, 2001 were $2,895,447 and $7,163,311, respectively, compared to the three and twelve months ended June 30, 2000, in which we had revenues of $499,199 and $1,122,969. During the twelve months ended June 30, 2001, we emerged from our development stage period in the United States, establishing the management and operating infrastructure to provide PET imaging services to hospitals and other health care professionals. Prior to that date, our efforts were principally focused on capitalization, organizational and business development activities.

          We continue our efforts to develop and expand our service business by developing, deploying and operating additional mobile and stationary PET systems. As of June 30, 2001 we had 14 mobile systems operating throughout the United States and 1 stationary facility in the United Kingdom. We anticipate we will continue to incur additional losses as we pursue our development efforts. Assuming we continue our unit deployment growth and achieve targeted unit revenues, we believe cash flow will be sufficient to cover our cost of services on a monthly basis commencing in the first quarter of fiscal 2002.

          Our future revenues will principally be a function of the number of operating units in service, the volume of patient procedures and the fees earned per procedure. We generate substantially all our revenues from our service agreements with hospitals and other health care providers. We have an excellent record of account collections, however there can be no assurance that this trend will continue and, accordingly, we have established an allowance for uncollectable accounts receivable. Lower reimbursement by public and private insurers may also impact the revenues the Company can generate from its operations.

          The principal components of our operating overheads costs consists of salaries and benefits paid to employees, marketing, equipment leasing, equipment service and maintenance, insurance and transportation costs. Because the majority of these costs are fixed, increased revenues as a result of increased patient procedures may provide higher profitability, while lower patient procedures may result in lower profitability. There can be no assurance that we will be able to maintain or increase the number of patient procedures.

          Since our inception we have incurred significant losses. Through June 30, 2001, we have incurred a net loss of $18,524,842. For the three months and twelve months ended June 30, 2001, we experienced a consolidated net loss from operations of $1,473,853 and $7,605,413 respectively, compared to a consolidated net loss from operations of $3,441,875 and $6,295,011 for the three months ended June 30, 2000. We anticipate that our operating losses during the first quarter fiscal 2002 should decrease from current levels as we decrease per unit operating costs by deploying additional mobile units or stationary sites, realize higher utilization of our services and subsequent growth in revenues. We have implemented cost reductions by reducing administrative and travel expense and by negotiating higher discounts for new equipment, service and radio tracers. However, we can give no assurances that our efforts will have the desired effects. As a result, in order to achieve and maintain profitability, we will need to continue to increase revenues and effectively manage our operating overhead.

          During the twelve months ended June 30, 2001, we have raised $5,868,620 of new equity capital through private placements, the issuance of preferred stock and warrants to purchase common stock.

Factors That May Affect Future Results

          The discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the related notes. This Annual Report on Form 10-KSB contains forward-looking statements based upon current expectations that involve risks and uncertainties, including those identified below. For this purpose, any statements contained in it that are not statements of historical fact should be regarded as forward-looking statements within the meaning of the Act and the Exchange Act. For example, the words “believes,” “anticipates,” “plans,” “intends,” “will,” “may” and “expects,” or any variation of these words including the negative of these words, are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on any forward-looking statement contained herein, which speak only as of the date hereof. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unexpected events.

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

          Our substantial indebtedness could restrict our operations and make us more vulnerable to adverse economic conditions.

          We are a highly leveraged company and our substantial indebtedness could have important consequences. For example, it could:

•	make it more difficult for us to satisfy our obligations to our creditors;

•
require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and acquisitions and for other general corporate purposes;

•	increase our vulnerability to economic downturns and competitive pressures in our industry;

•	increase our vulnerability to interest rate fluctuations because much of our debt is at variable interest rates;

•	place us at a competitive disadvantage compared to our competitors that have less debt in relation to cash flow; and

•	limit our flexibility in planning for, or reacting to, changes in our business and our industry.

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

          Our services may not be accepted by the medical community or by patients, which may prevent us from ever becoming profitable.

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

          Our Series A and B Convertible Preferred Stock (the “Series A and B Stock”) is convertible into shares of our common stock at floating rates based upon formulas tied to the market price of our common stock. As such, the lower our stock price is at the time the shares of Series A and B Stock convert, the more shares of our common stock will have to be issued as a result of the conversion. For example, if the market price of our common stock were to fall by 50% from present levels, the holders of Series A and B Stock would be entitled to convert such stock for twice as many shares of our common stock as they would at today’s level. The conversion of such stock when our common stock price is low may greatly increase the number of outstanding shares of our common stock, which may cause our stock price to fall further. That, in turn, would allow the holders of the Series A and B Stock to convert their remaining shares into even greater amounts of our common stock. The sale of such shares could yet further depress our stock price. In addition, downward price pressure caused by the sale of shares of our common stock issued on the conversion of the Series A and B Stock could encourage short sales by the holders of the Series A and B Stock and others, placing yet more downward pressure on the price of our common stock.

          We will need to obtain additional financing in the near future.

          Our capital requirements associated with our expanding operations have been and will continue to be substantial. We will require additional financing to execute our business plan. No assurance can be given that we will be able to obtain additional financing when needed, or that, if available, such financing will be on terms acceptable to us. In any such financing, the interests of our existing security holders could be substantially diluted. If adequate funds were either not available or not available on acceptable terms, our business, revenues, financial condition and results of operations would suffer. If we raise additional funds through the issuance of equity or convertible securities, the percentage ownership of our stockholders will be reduced. Moreover, these securities may have powers, preferences and rights that are senior to those of the rights of our common stock.

          We depend on a small number of suppliers, the loss of which could adversely affect our business.

          We purchase our PET systems from a limited group of qualified suppliers. CTI of Knoxville Tenn, Siemens Medical Systems, Inc. of Islin N.J. and GE Medical Systems, Milwaukee, Wisc. While we believe that alternative suppliers could be found for the PET system, there can be no assurance that any supplier could be replaced in a timely manner. Any interruption in the supply and/or delivery of the PET system could materially harm our ability to expand our revenues and, thereby adversely affect our financial condition and results from operations.

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

          Our foreign sales are subject to risks, which could negatively affect our sales and business.

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

          The regulation of medical devices worldwide also continues to develop, and it is possible that new laws or regulations could be enacted, which would have an adverse effect on our business. In addition, we may experience additional difficulties in providing prompt and cost effective service of PET scans in foreign countries. We do not carry insurance against these risks. The occurrence of any one or more of these events may individually or in the aggregate have an adverse effect upon our business, financial condition and results of operations.

          The PET system may become technologically obsolete and our business could be harmed.

          The markets in which our PET services compete are subject to rapid technological change as well as the potential development of alternative diagnostic imaging techniques or products. These changes could render the PET system technologically or economically obsolete, or cause a reduction in the value of, or reduce the need for, PET systems. Should such change occur, there could be no assurance that we will be able to acquire the new or improved systems, which may be required to service our customers?

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

          Upon expiration of our clients’ contracts, we are subject to the risk that clients will cease using our PET systems and purchase or lease their own PET systems, use our competitors’ PET systems or rely on alternate imaging technologies. Approximately six percent of our client contracts expire in 2001, seven percent in 2002, twenty-two percent in 2003, seventeen percent in 2004, thirty-eight percent in 2005 and ten percent in 2006. Moreover, one-third of our client contracts permit the client, upon typically 180 days notice, to terminate the contract “without cause,” and two-thirds of our client contracts permit the client, upon typically 180 days notice, to terminate the contract if the client obtains a fixed site for a PET system. In addition, a portion of our contracts does not have minimum usage requirements.

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

•
the federal Medicare and Medicaid Anti-Kickback Law, which prohibits persons from soliciting, receiving or providing remuneration, directly or indirectly, to induce either the referral of an individual, or furnishing or arranging for a good or service, for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs;

•	the federal False Claims Act, which imposes civil and criminal liability on individuals and entities who submit false or fraudulent claims for payment to the government;

•	the federal Health Insurance Portability and Accountability Act of 1996, which prohibits executing a scheme to defraud any healthcare benefit program, including private payers;

•
the federal False Statements Statute, which prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;

•
the federal physician self-referral prohibition commonly known as the Stark Law which, in the absence of a statutory or regulatory exception, prohibits the referral of Medicare patients by a physician to an entity for the provision of certain designated health services, including MRI and other imaging services, if the physician or a member of the physician’s immediate family has an ownership interest in, or a compensation arrangement with, the entity;

•	state law equivalents of the foregoing;

•	state laws that prohibit the practice of medicine by non-physicians and fee-splitting arrangements between physicians and non-physicians; and

•	federal and state laws governing the diagnostic imaging equipment we use in our business concerning patient safety, equipment operating specifications and radiation exposure levels.

          If our operations are found to be in violation of any of the laws described in this risk factor or the other governmental regulations to which we or our clients are subject, we may be subject to the applicable penalty associated with the violation, including civil and criminal penalties, damages, fines and the curtailment of our operations. Any penalties, damages, fines or curtailment of our operations would adversely affect our ability to operate our business and our financial results. The risk of our being found in violation of these laws is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts and their provisions are open to a variety of interpretations. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business.

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

          Our PET service involves the controlled storage, use and disposal of material containing radioactive isotopes. While this material has a short half-life, meaning it quickly breaks down into inert, or non-radioactive substances, using these materials presents the risk of accidental environmental contamination and physical injury. We are subject to federal, state and local regulations governing the use, storage, handling and disposal of materials and waste products. Although we believe that our safety procedures for handling and disposing of these hazardous materials comply with the standards prescribed by law and regulation, we cannot completely eliminate the risk of accidental contamination or injury from those hazardous materials. In the event of an accident, we could be held liable for any damages that result, and any liability could exceed the limits or fall outside the coverage of our insurance. We may not be able to maintain insurance on acceptable terms, or at all. We could incur significant costs and the diversion of our management’s attention in order to comply with current or future environmental, health and safety laws and regulations.

          There is uncertainty relating to third party reimbursement, which is critical to market acceptance of our services.

          PET services are generally purchased by hospitals, which then bill various third-party payers, such as government programs, and private insurance plans, for the procedures conducted using the PET system. Third-party payers carefully review, and are increasingly challenging, the prices charged for medical products and services, and scrutinizing whether to cover new products and evaluating the level of reimbursement for covered products. While we believe that the hospitals using the PET system have generally been reimbursed, payers may deny coverage and reimbursement for the PET system if they determine that the device was not reasonable and necessary for the purpose for which it was used, was investigational or not cost-effective. As a result, we cannot assure that reimbursement from third-party payers for use of the PET system will be available or, if available, that reimbursement will not be limited. If third-party reimbursement of these procedures is not available, it will be more difficult for us to offer our services on a profitable basis. Moreover initiatives are periodically proposed which, if implemented, would have the effect of substantially decreasing reimbursement rates for diagnostic imaging services. We cannot guarantee that these or similar initiatives will not be adopted in the future. Any change in the rates of or conditions for reimbursement could substantially reduce the number of procedures for which these healthcare providers can obtain reimbursement or the amounts reimbursed to our clients for services provided by us. Because unfavorable reimbursement policies have constricted, and may continue to constrict, the profit margins of the hospitals and clinics we bill directly, we have lowered, and may continue to need to lower, our fees to retain existing clients and attract new ones. These reductions could have a significant adverse effect on our revenues and financial results by decreasing demand for our services or creating downward pricing pressure.

          The impact of recently promulgated federal regulations could have a negative impact on the attractiveness of our services to some of our clients.

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

          Some states require a certificate of need or similar regulatory approval prior to the acquisition of high-cost capital items, including diagnostic imaging systems, or provision of diagnostic imaging services by us or our clients. While currently only one of the seventeen states in which we operate require a certificate of need, more states are adopting similar licensing requirements. In many cases, a limited number of these certificates are available in a given state. If we are unable to obtain the applicable certificate or approval or additional certificates or approvals necessary to expand our operations, these regulations may limit or preclude our operations in the relevant jurisdictions. Conversely, states in which we have obtained or will obtain a certificate of need may repeal existing certificate of need regulations or liberalize exemptions from the regulations. The repeal of certificate of need regulations in states in which we have obtained a certificate of need or a certificate of need exemption would lower barriers to entry for competition in those states and could adversely affect our business.

          If we fail to comply with various licensing, certification and accreditation standards, we may be subject to loss of licensing, certification or accreditation, which would adversely affect our operations.

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

          Our revenues may fluctuate or be unpredictable and this may harm our financial results.

          The amount and timing of revenues that we may derive from our business will fluctuate based on, among other variables:

•	variations in the rate at which clients renew their contracts; and

•	changes in the number of days of service we can offer with respect to a given system due to equipment malfunctions or the seasonal factors discussed below.

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

          Managed care organizations may prevent healthcare providers from using our services, which would cause us to lose current and prospective clients.

          Healthcare providers participating as providers under managed care plans may be required to refer diagnostic imaging tests to specific imaging service providers depending on the plan in which each covered patient is enrolled. These requirements currently inhibit healthcare providers from using our diagnostic imaging services in some cases. The proliferation of managed care may prevent an increasing number of healthcare providers from using our services in the future, which would cause our revenues to decline.

          We may be unable to effectively maintain our systems or generate revenue when our systems are not working.

          Timely, effective service is essential to maintaining our reputation and high utilization rates on our systems. Repairs to one of our systems can take up to two weeks and result in a loss of revenue. Our warranties and maintenance contracts do not fully compensate us for loss of revenue when our systems are not working. The principal components of our operating costs include depreciation; salaries paid to technologists and drivers, annual system maintenance costs, insurance and transportation costs. Because the majority of these expenses are fixed, a reduction in the number of scans performed due to out-of-service equipment will result in lower revenues and margins. The equipment manufacturers perform repairs of our equipment for us. We cannot guarantee that these manufacturers will be able to perform repairs or supply needed parts in a timely manner. Thus, if we experience greater than anticipated system malfunctions or if we are unable to promptly obtain the service necessary to keep our systems functioning effectively, our revenues could decline and our ability to provide services would be harmed.

          We have a limited operating history. Our prospects must be considered in light of the risks, uncertainty, expenses and difficulties frequently encountered by new companies, particularly in new and rapidly evolving markets such as those for the services we provide.

          We maintain cash with various banks in excess of federally insured limits.

          The Federal Deposit Insurance Corporation (“FDIC”) insures deposits up to $100,000 in virtually all United States banks and savings associations. In the event an FDIC-insured bank fails and depositors lose their money, the FDIC pays depositors up to $100,000 of the money lost. Although our funds are deposited in accounts with FDIC-insured banks, the amounts of cash in these accounts exceed federally insured limits. In the event of a failure of one of our banks where our funds were lost, we could only recover from the FDIC up to $100,000 of the funds lost. The loss of the excess funds could have a material adverse effect on our business.

Results of Operations

          During the period ended December 31, 1999, we placed our first mobile unit into operation, which generated revenues and operating costs in addition to those costs related to establishing the initial management and operating infrastructure to provide PET systems and services for health care providers on a mobile, shared user basis.

          For the three months and twelve months ended June 30, 2001, our net loss from operations was $1,473,853 and $7,605,413 respectively, compared to our net loss from operations of $3,441,875 and $6,295,011 respectively, for the three and twelve months ended June 30, 2000. Our net loss available to common shareholders, after preferred stock dividend, was $2,190,546 or $0.13c per share, for the three months and $10,293,541 or $0.61c per share, for the twelve months ended June 30, 2001, compared to the net loss of $3,530,558 or $0.25c per share, for the three months and the net loss of $7,797,554 or $0.56c per share, for the twelve months ended June 30, 2000.

          We took delivery on our first PET unit in July 1999 and began accruing revenues in August 1999. For the three months and twelve months ended June 30, 2001, we had fourteen mobile units and one fixed site accepted and placed into service, generating revenues of $2,895,447 and $7,163,311, respectively, and incurring cost of services of $(89,593) and $3,108,237, respectively, compared to $499,199 and $1,122,969 in revenues and $91,360 and $675,697 in cost of services for the three and twelve months, respectively, ended June 30, 2000. This substantial difference in revenues and costs is largely attributable to the number of units, which were in service during the applicable periods. As a result of these activities, accounts receivables increased to $2,056,752, net of allowances for doubtful accounts, as of June 30, 2001, as compared to accounts receivables of $472,733, net of allowances for doubtful accounts, as of June 30, 2000. The costs of service revenues represent salaries paid to technologists and drivers, system maintenance, transportation and insurance on our mobile PET systems.

          General and administrative expenses for the three months and twelve months ended June 30, 2001 were $4,458,893 and $11,660,487, respectively, as compared to $3,849,714 for the three months and $6,742,283 for the twelve months ended June 30, 2000. We incurred increased general and administrative expenses due primarily to the growth in staff as payroll expenses increased from $780,193.84 and $1,923,877.23 for the three and twelve months ended June 30, 2000, respectively, to $1,522,577 and $5,5,192,982, respectively, for the three and twelve months ended June 30, 2001. Depreciation expense increased from $259,728 and $490,215, respectively, for the three and twelve months ended June 30, 2000 to $770,160 and $2,353,268, respectively, for the three and twelve months ended June 30, 2001 mainly due to the increase in mobile PET units deployed to fourteen at June 30, 2001 compared to three units at June 30, 2000. In addition, we continue to incur costs in building our infrastructure and incur costs in connection with business development advertising and marketing our mobile PET services.

          Our interest income was $3,090 and $32,137, respectively, for the three and twelve months ended June 30, 2001, as compared to $34,345 and $89,838, respectively, for the three and nine months ended June 30, 2000. The reduction in interest was caused by the reduction of cash in money market and other bank accounts from $521,033 to $63,080. Our interest expense of $908,937 and $2,235,478, respectively, for the three and twelve months ended June 30, 2001, as compared to the interest expense of $127,191 and $389,297, respectively, for the three and twelve months ended June 30, 2000, was principally due to the capitalization of our equipment leases of image scanners, coaches and computer equipment.

Liquidity and Capital Resources

          At June 30, 2001, our total assets were $22,131,698, compared to $10,001,903 at June 30, 2000. Our current assets at June 30, 2001 totaled $3,444,980 and our current liabilities were $8,001,835, as compared to June 30, 2000, that reflected current assets of $2,873,972 and current liabilities of $2,141,463. Shareholders’ equity at June 30, 2001 decreased to $(591,721) from $3,123,674, due primarily to the issuance of 20 shares of Series B Convertible Preferred Stock and warrants for $885,000, net of issuance costs, stock subscriptions of $547,500 and a net loss of $2,395,502 and $9,815,016 incurred in the three and twelve months, respectively, ended June 30, 2001. In the comparable three and twelve months ended June 30, 2000, shareholders’ equity was primarily the result of 51 shares of common stock issued from subscriptions paid in the amount of $285,000, net of offering costs, and a three and twelve months net loss of $3,530,558 and $6,591,907, respectively.

          Our foreign currency translation adjustment in shareholders’ equity amounted to $(320,357) at June 30, 2001 compared to $(42,938) at June 30, 2000. We have reflected the transaction gains and losses in the cash flow as the effect of exchange rate changes on cash of $(57,966) and $3,935 for the three and twelve months ended June 30, 2001, compared to $(40,310) and $(45,997) for the three and twelve months ended June 30, 2000.

          Our net cash used in investing activities for the three and twelve months ended June 30, 2001 was $(160,744) and $(323,710), as compared to $(267,127) and $(612,512) in the three and twelve months ended June 30, 2000. This difference is primarily a result of the $323,710 we invested in computers and related equipment for our business and personnel growth, compared to $267,127 and $1,165,051 for the three and twelve months ended June 30, 2000 and the fact that there were no proceeds from sale of equipment in the three and twelve month period ended June 30, 2001 compared to $0 for the three months and $552,539 for the twelve months ended June 30, 2000.

          The net cash provided by our financing activities for the three and twelve months ended June 30, 2001 was $1,748,218 and $5,040,805, a result of: loan proceeds of $1,333,753 less the repayment of loans totaling $9,327; preferred stock issued of $1,385,000; common stock issued of $3,618,650 less payments on obligations under capital leases of $1,287,271, compared to $(129,813) and $5,486,392 for the three and twelve months ended June 30, 2000 as a result of preferred stock issued of $2,700,000; common stock issued of $2,949,283 and payments on obligations under capital lease of $(162,891).

INDEPENDENT AUDITORS’ REPORT

To	The Board of Directors
Mo	bile PET Systems, Inc.

We have audited the consolidated balance sheets of Mobile PET Systems, Inc. and subsidiaries as of June 30, 2001 and 2000, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of The London PET Centre Limited, Mobile PET Leasing Limited, and Mobile PET Systems (UK) Limited, United Kingdom private limited companies, which statements reflect total assets of $2,212,989 as of June 30, 2000 and total revenues of $8,349 for the periods December 10, 1999 and December 17, 1999 to June 30, 2000, respectively. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for The London PET Centre Limited, Mobile PET Leasing Limited, and Mobile PET Systems (UK) Limited, is based solely on the reports of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mobile PET Systems, Inc. and its subsidiaries as of June 30, 2001 and 2000, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

PE	TERSON & CO.

San	Diego, California
Au	gust 28, 2001

MOBILE PET SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
JUNE 30, 2001 AND 2000

	2001	2000
ASSETS
Current assets
Cash	$ 63,080	$ 521,033
Accounts receivable, net of allowance for doubtful accounts of $116,000
at June 30, 2001 and 2000	2,056,752	472,733
Due from London Radiosurgical Centre, Ltd	116	13,317
Other receivables	5,023	308,163
Prepaid expenses	838,048	241,762
Deposits and other assets	481,961	1,316,964

Total current assets	3,444,980	2,873,972
Property and equipment, net	17,708,992	6,133,711
Other assets
Accrued interest receivable	10,573	42,957
Due from London PET Centre, Ltd	422,283	421,783
Subordinated equity participation	200,000	200,000
Restricted cash	344,870	329,480

Total assets	$22,131,698	$10,001,903

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$ 2,413,170	$ 638,500
Current portion of long-term debt	18,071	—
Loans payable	475,000	—
Accrued and other liabilities	1,164,543	475,853
Income taxes payable	1,600	800
Other liabilities	222,394	—
Obligations under capital lease—current	3,707,057	1,026,310

Total current liabilities	8,001,835	2,141,463
Noncurrent liabilities
Obligations under capital lease	14,640,229	4,724,052
Long-term debt	81,355	—
Deferred revenue	—	12,714

Total liabilities	22,723,419	6,878,229
Shareholders’ equity (deficit)
Preferred stock; $0.0001 par value; 10,000,000 shares authorized;
64 and 60 shares issued and outstanding at June 30, 2001 and 2000, respectively	3,801,421	3,000,000
Common stock; $0.0001 par value; 90,000,000 shares
authorized; 25,484,086 and 14,944,658 shares issued
and outstanding at June 30, 2001 and 2000, respectively	2,549	1,495
Additional paid in capital	14,449,508	8,580,888
Accumulated deficit	(18,524,842)	(8,415,771)
Foreign currency translation adjustment	(320,357)	(42,938)

Total shareholders’ equity (deficit)	(591,721)	3,123,674

Total liabilities and shareholders’ equity (deficit)	$22,131,698	$10,001,903

MOBILE PET SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Year Ended June 30, 2001 and 2000

	2001	2000
Service revenues	$ 7,163,311	$1,122,969
Cost of service revenues	3,108,237	675,697

Gross profit	4,055,074	447,272
Expenses
General and administrative	11,660,487	6,742,283

Total expenses	11,660,487	6,742,283

Loss from operations	(7,605,413)	(6,295,011)

Other income (expense)
Interest income	32,137	89,838
Other income	(4,662)	4,163
Interest expense	(2,235,478)	(389,297)

Total other income (expense)	(2,208,003)	(295,296)

Loss before provision for income taxes	(9,813,416)	(6,590,307)

Provision for income taxes	1,600	1,600

Net loss	(9,815,016)	(6,591,907)
Preferred stock dividend	(478,525)	(1,205,647)

Net loss—available to common shareholders	$(10,293,541)	$(7,797,554)

Loss per share—basic	$ (0.61)	$ (0.56)

Loss per share—diluted	$ (0.61)	$ (0.56)

MOBILE PET SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Year Ended June 30, 2001 and 2000

	Preferred Stock		Common Stock		Additional Paid In Capital	Accumulated Deficit	Foreign Currency Translation Adjustment	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance—June 30, 1999	—	—	12,844,658	1,285	4,545,998	(1,823,864)	—	2,723,419
Common stock issued from subscriptions paid, net of offering costs			515,000	51	284,949			285,000
Common stock issued in private placement, net of offering costs			1,550,000	155	2,664,128			2,664,283
Common stock issued for services			35,000	4	109,371			109,375
Preferred stock issued in private placement, net of offering costs	60	3,000,000			(300,000)			2,700,000
Options issued as compensation					1,276,442			1,276,442
Net loss						(6,591,907)		(6,591,907)
Foreign currency translation adjustment							(42,938)	(42,938)

Balance—June 30, 2000	60	3,000,000	14,944,658	1,495	8,580,888	(8,415,771)	(42,938)	3,123,674
Preferred stock issued in private placement, net of offering costs	30	1,500,000			(115,000)			1,385,000
Recapitalization of preferred stock		621,456			(347,500)	(273,956)		—
Common stock issued in private placement, net of offering costs			3,735,584	374	1,868,276			1,868,650
Common stock issued through conversion of preferred stock	(26)	(1,320,035)	1,743,735	175	1,319,860			—
Common stock issued through conversion of preferred stock dividends			47,778	4	20,095	(20,099)		—
Common stock issued through conversion of debt			1,875,000	188	749,812			750,000
Common stock issued through settlement agreement			2,733,981	273	749,727			750,000
Common stock subscribed, net of offering costs					1,000,000			1,000,000
Common stock issued for services			403,350	40	201,635			201,675
Options issued as compensation					413,915			413,915
Convertible debt intrinsic beneficial conversion feature					7,800			7,800
Net loss						(9,815,016)		(9,815,016)
Foreign currency translation adjustment							(277,419)	(277,419)

Balance—June 30, 2001	64	$3,801,421	25,484,086	$2,549	$14,449,508	$(18,524,842)	$(320,357)	$(591,721)

MOBILE PET SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Year Ended June 30, 2001 and 2000

	2001	2000
Cash flows from operating activities
Net loss	$ (9,815,016)	$(6,591,907)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation and amortization	2,353,268	490,215
Gain on sale of asset	—	(14,127)
Interest	7,800
Compensation for options to purchase common stock	413,915	1,276,442
Common stock issued for services	201,675	109,375
(Increase) decrease in operating assets
Accounts receivable	(1,585,446)	(472,787)
Due from London Radiosurgical Centre, Ltd.	34,904	(428,261)
Prepaid expenses	(596,286)	(223,772)
Deposits and other assets	842,814	(777,798)
Restricted cash	(15,390)	(77,108)
Accrued interest receivable	32,384	(42,957)
Increase (decrease) in operating liabilities
Accounts payable	1,780,771	557,512
Income taxes payable	800	—
Accrued and other liabilities	1,177,538	91,219
Deferred revenue	(12,714)	12,714

Net cash used in operating activities	(5,178,983)	(6,091,240)

Cash flows from investing activities
Capital expenditures	(323,710)	(1,165,051)
Proceeds from sale of equipment	—	552,539

Net cash used in investing activities	(323,710)	(612,512)

Cash flows from financing activities
Proceeds from loan	1,333,753	50,000
Repayment of loan	(9,327)	(50,000)
Payments on obligations under capital lease	(1,287,271)	(162,891)
Preferred stock issued	1,385,000	2,700,000
Common stock issued	3,618,650	2,949,283

Net cash provided by financing activities	5,040,805	5,486,392

Net (decrease) increase in cash	(461,888)	(1,217,360)
Effect of exchange rate changes on cash	3,935	(45,997)
Cash—beginning of year	521,033	1,784,390

Cash—end of year	$ 63,080	$ 521,033

SUPPLEMENTAL DISCLOSURES
Interest paid	$ 2,202,797	$ 391,664
Income taxes paid	—	$ 1,600
Income taxes refunded	—	$ 2,750
NON CASH INVESTING ACTIVITIES
Equipment under capital lease	$13,730,169	$5,946,810
NON CASH FINANCING ACTIVITIES
Preferred stock dividend—beneficial conversion feature	$ 478,525	$1,205,647
Obligations under capital lease	$13,730,169	$5,946,810
Conversion of debt to equity	$ 750,000	—

MOBILE PET SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1—The Company

          Mobile PET Systems, Inc. and subsidiaries (the “Company”) were organized to provide Positron Emission Tomography (“PET”) systems and services to hospitals and other health care providers on a mobile, shared user basis. The Company’s PET services include the provision of high technology imaging systems, technologists to operate the imaging systems, the management of day-to-day operations and educational and marketing support. The Company has operations in the United States and the United Kingdom.

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

          The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

Cash and Cash Equivalents

          The Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash and cash equivalents.

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

Foreign Currency Translation

          The financial statements of all foreign subsidiaries were prepared in their respective local currencies and translated into U.S. dollars based on the current exchange rate at the end of the period for the balance sheet and a weighted-average rate for the period on the statement of operations. Translation adjustments are reflected as foreign currency translation adjustments in shareholders’ equity and accordingly have no effect on net loss.

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

Advertising

          Advertising costs incurred for major new campaigns are expensed in the year in which the advertising takes place. Other advertising costs are expensed when incurred. Advertising expense for the years ended June 30, 2001 and 2000 was $234,280 and $501,855, respectively.

Income Taxes

          The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” This statement requires an asset and liability approach to account for income taxes. The Company provides deferred income taxes for temporary differences that will result in taxable or deductible amounts in future years based on the reporting of certain costs in different periods for financial and income tax purposes.

Stock Option Plans

          The Company has adopted SFAS No. 123 “Accounting for Stock-Based Compensation,” which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 “Accounting for Stock Issued to Employees,” and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 has been applied. The Company has elected to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

Reclassifications

          Certain reclassifications have been made in the June 30, 2000 financial statements to conform to the June 30, 2001 presentation.

Note 3—Acquisitions

          Mobile PET Systems, Inc. was incorporated in the State of Nevada on December 1, 1998. On December 22, 1998, Mobile P.E.T Systems, Inc.’s shareholders exchanged all of the 7,000,000 shares of outstanding common stock for 7,000,000 shares of common stock in Colony International Incorporated, (formerly American Coin and Stamp, Inc.), incorporated in the State of Delaware on August 21, 1995 and its wholly owned subsidiary Colony International Incorporated, incorporated in the State of Nevada on April 25, 1995. This exchange of shares has been accounted for as a reverse merger, under the purchase method of accounting. Accordingly, the combination of the Mobile PET Systems, Inc. and Colony International Incorporated and subsidiary is recorded as a recapitalization of the shareholders’ equity of Mobile PET Systems, Inc., the surviving corporation and for accounting purposes the financial statements presented are those of Mobile PET Systems, Inc.

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

Note 4—Property and Equipment

          Property and equipment at June 30, 2001 and 2000 consist of the following:

	June 30,
	2001	2000
Computer equipment	$ 1,064,891	$ 597,907
Office furniture and fixtures	171,456	56,581
Office equipment	12,572	7,092
Equipment	19,277,520	5,946,810

	20,526,619	6,608,390
Less accumulated depreciation	(2,817,627)	(474,679)

	$17,708,992	$6,133,711

          Depreciation expense for the years ended June 30, 2001 and 2000 was $2,353,267 and $490,215, respectively.

Note 5—Capitalization

Preferred Stock

          On January 20, 2000, the Company authorized for issuance ten million (10,000,000) shares of preferred stock having one hundredth of a cent ($0.0001) par value per share. On March 3, 2000 the Company designated and issued sixty (60) shares 8% Cumulative Convertible Redeemable Preferred, Series A Stock (“Series A”) for cash in the amount of $2,700,000, net of acquisition fees. In addition, under this Securities Purchase Agreement the Company issued 120,000 warrants to purchase shares of common stock at an exercise price of $5 per share, which expire in March 2003. The shares of Series A Stock have no voting rights, have an original liquidation value of $50,000 per share, and accrue dividends at a rate of eight percent (8%) per annum per share on the liquidation value payable upon conversion. On May 30, 2001 the liquidation value was increased to $58,937 when the Company entered into a Settlement Agreement and Conditional Release of a lawsuit surrounding the Securities Purchase Agreement. The total liquidation value of the shares outstanding at June 30, 2001 and 2000 in the amount of $2,033,318 and $3,000,000, respectively is classified on the Company’s balance sheet as preferred stock. Cumulative preferred dividends are payable upon conversion and at June 30, 2001 there are cumulative preferred dividends in arrears in the amount of $60,137 or $1,522 per share. In the event of any liquidation, dissolution or winding up of the affairs of the Company, holders of the Series A Stock shall be paid the liquidation value plus all accrued dividends at that date before any payment to other shareholders. At the option of the holders, the Series A Stock and the cumulative preferred dividends in arrears are convertible into shares of common stock determined by dividing $58,937 by the conversion price of the lesser of $5 or 75% of the average of the closing bid price of common stock during the five (5) trading days immediately prior to the conversion date. If the Company fails to convert or is unable to issue shares of common stock, the holder may redeem the Series A Stock for cash in an amount equal to the fair value of the shares of common stock that would have been converted. The sixty (60) shares of Series A Stock provide an intrinsic value of beneficial conversion feature of approximately $1,206,000. During the year ended June 30, 2001, the holders converted twenty and one half (20½) shares of Series A into 1,108,264 shares of common stock.

          On September 21, 2000, the Company designated and subsequently issued thirty (30) shares 8% Cumulative Convertible Redeemable Preferred, Series B Stock (“Series B”) for cash in the amount of $1,385,000, net of acquisition fees. In addition, under this Securities Purchase Agreement the Company issued 50,000 warrants to purchase shares of common stock at an exercise price of $3 per share and 29,851 warrants to purchase shares of common stock at an exercise price of $2.5125 per share. The warrants expire on September 30, 2005. The shares of Series B Stock have no voting rights, have an original liquidation value of $50,000 per share, and accrue dividends at a rate of eight percent (8%) per annum per share on the liquidation value payable upon conversion. On May 30, 2001 the liquidation value was increased to $58,937 when the Company entered into a Settlement Agreement and Conditional Release of a lawsuit surrounding the Securities Purchase Agreement. The total liquidation value of the shares outstanding at June 30, 2001 and 2000 in the amount of $1,768,103 and $1,500,000, respectively is classified on the Company’s balance sheet as preferred stock. Cumulative preferred dividends are payable upon conversion and at June 30, 2001 there are cumulative preferred dividends in arrears in the amount of $3,808 or $127 per share. In the event of any liquidation, dissolution or winding up of the affairs of the Company, holders of the Series B Stock shall be paid, pari passu with holders of the Series A Stock, the liquidation value plus all accrued dividends at the date of liquidation, dissolution or winding up of the affairs before any payment to other shareholders. At the option of the holders, the Series B Stock and the cumulative preferred dividends in arrears are convertible into shares of common stock determined by dividing $58,937 by the conversion price of the lesser of $3 or 75% of the average of the closing bid price of common stock during the five (5) trading days immediately prior to the conversion date. If the Company fails to convert or is unable to issue shares of common stock, the holder may redeem the Series B Stock for cash in an amount equal to the fair value of the shares of common stock that would have been converted. The thirty (30) shares of Series B Stock issued provide an intrinsic value of beneficial conversion feature of approximately $414,580. During the year ended June 30, 2001, the holders converted five (5) shares of Series A into 635,471 shares of common stock.

Common Stock

          The Company has authorized for issuance ninety million (90,000,000) shares of common stock, having one hundredth of a cent ($0.0001) par value per share. On December 1, 1998 (date of recommencement) the Company had 10,328,395 shares of common stock issued and outstanding. Prior to December 22, 1998 the Company authorized a 50 to 1 reverse stock split, leaving 206,759 shares (after adjustment for fractional shares). Immediately after the reverse stock split the Company issued 3,937,899 shares for cash in the amount of $98,447. On December 22, 1998 the Company acquired Mobile PET Systems, Inc. in a non-cash, stock for stock transaction by issuing 7,000,000 shares of the Company’s stock in exchange for 7,000,000 shares of Mobile PET Systems, Inc. common stock and subsequently changing its name to Mobile PET Systems, Inc. On February 5, 1999 and May 12, 1999 the Company issued common stock in non-cash transactions as follows: 200,000 shares in connection with employment valued at $250,000. During the period January 21, 1999 to June 30, 2000 the Company issued additional shares of common stock in cash transactions: 1,500,000 shares from the exercise of stock options for cash in the amount of $1,800,000, and 2,065,000 shares for cash in the amount of $4,521,283. On May 12, 2000 the Company issued 35,000 shares of common stock in a non-cash transaction in connection with services valued at $109,375.

          During the year ended June 30, 2001 the Company issued shares of common stock in cash transactions: 3,735,584 shares for cash in the amount of $1,868,650; and 2,733,981 shares for cash in the amount of $750,000 according to the terms of a settlement agreement between the Company and holders of the Series A and Series B Stock. Also during the year ended June 30, 2001 the Company issued shares of common stock in non-cash transactions: 1,743,735 shares through the conversion of Series A Stock valued at $1,320,035; 47,778 shares through the conversion of Series A Stock dividends in arrears valued at $20,099; 1,875,000 shares through the conversion of debt valued at $750,000; and 403,350 shares for legal services valued at $201,675.

          At June 30, 2001 the Company has a paid subscription to issue 2,600,000 shares of common stock in the amount of $1,000,000.

Stock Options

          The Company’s Board of Directors and shareholders adopted the 1999 Stock Option Plan pursuant to which incentive stock options or nonstatutory stock options to purchase up to 8,000,000 shares of common stock may be granted to employees, directors and consultants. Stock options expire on June 30, 2002, with some options extending to 2005 and vesting over service periods that range from zero to four years.

          As of June 30, 2001, the Company has granted options to purchase 5,050,750 shares of common stock as follows:

	Exercise Price	Number of Shares	Vested Shares
Outstanding, June 30, 1999	$1.90–$4.46	1,735,000	975,000
Granted	$1.00–$4.63	4,252,986	2,619,000
Exercised		—	—
Cancelled		—	—

Outstanding, June 30, 2000	$1.00–$4.63	5,987,986	3,594,000
Granted	$ .45–$3.75	1,187,250	1,140,003
Exercised		—	—
Cancelled	$1.70–$3.75	(2,124,486)	(1,277,000)

Outstanding, June 30, 2001		5,050,750	3,457,003

          The Company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” under which no compensation cost for stock options is recognized for the stock option awards granted at or above fair market value. However, during the years ended June 30, 2001 and 2000 the Company recognized compensation expense using the intrinsic value method of $413,915 and $1,276,442, respectively.

          Had compensation expense for the Company’s 1999 Stock Option Plan been determined based upon fair values at the grant dates for awards under the plan in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net loss and loss per share would have been increased to the pro forma amounts indicated below. Additional stock option awards are anticipated in future years.

	June 30,
	2001	2000
Net loss
As reported	$ (9,815,016)	$(6,591,907)
Pro forma	(10,734,944)	(8,134,981)
Net loss—available to common shareholders
As reported	$(10,293,541)	$(7,797,554)
Pro forma	(11,213,469)	(9,340,628)
Loss per share
As reported	$ (.61)	$ (0.56)
Pro forma	$ (.67)	$ (0.67)

Warrants

          At June 30, 2001 warrants were outstanding for 4,115,352 common stock at exercise prices between $0.35 to $5.00 per share and the average of the last reported sale price of the common stock for the five trading days preceding the issue date. These warrants expire between March 2002 and February 2009.

Note 6—Related Party Transactions

Subordinated Equity Participation

          During the year ended June 30, 2001, the Company entered into a Memorandum of Agreement and retroactive to June 1, 1999 restructured an 8% interest in a subordinated equity participation in London Radiosurgical Centre Ltd (“LRC”), a foreign corporation with a common shareholder, officer and director. The market value of the subordinated equity participation is not readily determinable, and is recorded at cost in the amount of $200,000, which management believes approximates fair value. The original agreement provided for distributions of cash, if any, including interest at a rate of 15% per annum, up to the amount of the investment plus accrued interest, after which the Company was to receive its proportionate share of 60% of net distributable income. According to the terms of the participation agreement, net income available for distribution is equal to net income less equipment financing payments, operating expenses, reserve capital and taxes.

          The Memorandum of Agreement provides for a distribution to the Company of 8.42% of LRC’s net distributable cash flow, until a total of $210,573 has been distributed and then the distribution of 5.05% of net distributable cash flow, subject to future dilution. The Memorandum of Agreement stopped the accrual of interest at June 1, 1999. At the date of the Memorandum of Agreement, the Company canceled $47,447 of accrued interest from the original investment and at June 30, 2001 and 2000 accrued interest on the investment was $10,573 and $42,957, respectively. The related shareholder, officer and director personally guarantee the investment.

Due from London Radiosurgical Centre, Ltd

          During the year ended June 30, 2001 and 2000, the Company advanced without interest $500 and $405,129, respectively to LRC for working capital during LRC’s start up period. At June 30, 2001, and 2000 the balance due from London Radiosurgical Centre, Ltd was $422,283 and $421,783, respectively. The advances are covered by a continuing corporate and personal guarantee.

          In addition, LRC provides office space under normal commercial terms to the Company’s subsidiaries. During the years ended June 30, 2001 and 2000 the Company charged LRC approximately $240,791 and $262,092 in administrative expenses and LRC made cash payments of $227,590 and $261,976. At June 30, 2001 and 2000 there is a balance due from LRC of $116 and $13,317, respectively.

Loans

          In December 1999, the Company received a non-interest bearing bridge loan from a shareholder in the amount of $50,000. The balance was repaid in April 2000.

          On August 23, 2000, the Company received an eight percent (8%) bridge loan from a director and shareholder in the amount of $200,000, with an original due date of October 11, 2000. The loan’s due date has been extended several times and is currently extended to October 1, 2001. At June 30, 2001 and 2000, there is a balance of accrued interest in the amount of $13,589 and $9,600, respectively.

          On October 24 2000, the Company received an eight percent (8%) bridge loan from an officer, director and shareholder in the amount of $100,000, which was due on or before November 30, 2000. This loan’s due date has been extended to June 1, 2001, and is currently past due. At June 30, 2001, there is a balance of accrued interest in the amount of $5,458.

          On January 12, 2001, the Company received an eight percent (8%) bridge loan from an officer, director and shareholder in the amount of $25,000, with an original due date of March 12, 2001. The note has been extended several times and is currently extended to October 1, 2001. At June 30, 2001, there is a balance of accrued interest in the amount of $926.

          On January 17, 2001, the Company received an eight percent (8%) bridge loan from an officer, director and shareholder in the amount of $150,000, with an original due date of March 12, 2001. The note has been extended several times and is currently extended to October 1, 2001. At June 30, 2001, there is a balance of accrued interest in the amount of $5,391.

          On February 5, 2001, the Company received an eight and one-half percent (8.5%) bridge loan from a shareholder in the amount of $500,000. At the option of the holder, the principal and accrued interest was convertible into shares of common stock at a conversion price of $1 per share. The loan had a beneficial conversion feature in the amount of $7,800, which was recorded as debt discount and amortized as interest expense through the date the option expired. On March 20, 2001, the Company received an additional bridge loan in the amount of $250,000, cancelled the note dated February 5, 2001 in the amount of $500,000, and issued a new convertible ten percent (10%) note in the amount of $750,000. At the option of the holder, the principal and accrued interest is convertible into shares of common stock at a conversion price of $.40 per share. The new loan did not have a beneficial conversion feature. On June 14, 2001, the holder converted the loan into 1,875,000 shares of common stock.

Note 7—Securities Purchase Agreement

          On March 3, 2000, the Company entered into a Securities Purchase Agreement. As part of the Agreement, the Company issued 60 shares of 8% Cumulative Convertible Redeemable Preferred, Series A Stock for cash in the amount of $2,700,000, net of acquisition fees and 120,000 warrants to purchase shares of common stock at an exercise price of $5.00 per share, which expire in March 2003. The buyer of the preferred stock agreed to purchase shares of common stock of the Company in tranches, for an aggregate purchase price of up to $10,000,000, at a price equal to eighty five percent (85%) of the average closing bid price five (5) consecutive days immediately prior to the Company providing a tranche notice to the buyer. During the year ended June 30, 2001 the Company received $1,075,000, net of offering costs and issued 2,703,093 shares of common stock. There is an aggregate commitment remaining in the amount of $8,925,000 at June 30, 2001.

Note 8—Employment Agreements

          The Company has employment and compensation agreements with key officers and employees of the Company. The agreements vary in terms providing annual salaries and options to purchase shares of common stock, which may or may not be contingent upon individual or Company stock performance.

Note 9—Income Taxes

          At June 30, 2001 the Company has a net operating loss carryforwards for tax purposes of approximately $12,500,000, which expires through the year 2020. The Internal Revenue Code contains provisions, which may limit the loss carryforward available if significant changes in shareholder ownership of the Company occur.

          The components of the provision for income taxes for the years ended June 30, 2001 and 2000 are as follows:

	June 30,
	2001	2000

Current
Foreign	$ —	$ —
Federal	—	—
State	1,600	1,600

	1,600	1,600
Deferred
Foreign	—	—
Federal	—	—
State	—	—

	—	—

Provision for income taxes	$1,600	$1,600

          The components of the net deferred tax assets were as follows:

	June 30,
	2001	2000
Deferred tax assets
Non-cash compensation	$ 266,794	$ 610,782
Organization and startup costs	91,115	155,949
State tax benefit and other	450,577	274,728
Net operating loss carryforward	5,345,795	1,876,357

	6,154,282	2,917,816
Deferred tax liabilities
Depreciation	376,292	44,688

	5,777,990	2,873,128
Less valuation allowance	(5,777,990)	(2,873,128)

Net deferred tax assets	$ —	$ —

Note 10—Long Term Debt

          Long term debt at June 30, 2001 and 2000 consists of the following:

	2001	2000
Promissory Note with interest at a rate of 11% per annum, due in monthly installments of $2,343, with the first payment beginning on January 1, 2001, with a variable 5% to 1% prepayment penalty	$99,426	$ —
Less current portion	(18,071)	—

Long term debt, net of current portion	$81,355	$ —

          The maturities of long term debt for each of the succeeding five years subsequent to June 30, 2001, are as follows:

June 30,
2002	$18,071
2003	21,162
2004	22,480
2005	25,096
2006	13,617

$99,426

Note 11—Commitments

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

          Equipment under capital lease is included in property and equipment as follows:

	June 30,
	2001	2000
Equipment	$19,676,979	$5,946,810
Less accumulated amortization	(2,556,790)	(449,428)

Net capital lease assets	$17,120,189	$5,497,382

          The Company leases office space under a non-cancelable operating lease. The office lease expires in April 2005. The Company leases certain other PET equipment under capital leases. The equipment leases expire through January 2006.

          Rent expense for the year ended June 30, 2001 and 2000 was $209,586 and $47,217, respectively.

          The following is a schedule by year of the future minimum lease payments at June 30, 2001:

June 30,	Capital Lease	Operating Leases
2002	$ 6,324,291	$ 963,614
2003	6,157,716	1,217,565
2004	6,157,716	1,191,151
2005	5,444,391	1,100,789
2006	1,858,617	879,923

	25,942,732	$5,353,042

Less amount representing interest at 12.07%	(7,595,446)

Present value of minimum lease payments (including current portion of $3,371,732)	$18,347,286

          The capital leases are secured by the Company’s assets. There is restricted cash in the amount of $344,870 reserved for these lease commitments. The chief executive officer of the Company personally guarantees one of the leases.

Note 12—Concentration of Credit Risk

          The Company maintains cash with various major financial institutions in excess of the Federal Deposit Insurance Corporation limits.

          The Company’s mobile PET scanners are purchased from two suppliers and primarily leased from three leasing companies. The Company routinely assesses the financial strength of its suppliers and its leasing companies. Management believes the concentration of credit risks are limited.

Note 13—Earnings (Loss) Per Share

          The computations of basic and diluted earnings per share from continuing operations for the year ended June 30, 2001 and 2000 were as follows:

	June 30,
	2001	2000
Loss per share—basic

Numerator:
Net loss—available to Common shareholders	$(10,293,541)	$ (7,797,554)
Denominator:
Weighted-average shares	16,740,203	13,906,885

Loss per share—basic	$ (.61)	$ (.56)

Loss per share—diluted

Numerator:
Net loss—available to Common shareholders	$(10,293,541)	$ (7,797,554)
Denominator:
Weighted–average shares	16,740,203	13,906,885

Loss per share—diluted	$ (.61)	$ (.56)

          The weighted average shares listed below were not included in the computation of diluted loss per share because to do so would have been antidilutive for the year ended June 30, 2001 and 2000:

	June 30,
	2001	2000
Cumulative convertible redeemable preferred stock common stock equivalent	962,302	674,252
Stock options	4,629,014	2,769,790
Warrants	1,568,419	543,062

Note 14—Deposits and Other Assets

          Deposits and other assets consist of the following at June 30, 2001 and 2000:

	2001	2000
Equipment deposits—Mobile PET Units	$385,580	$1,057,875
Equipment rental deposits—other	49,000	49,000
Lease deposits	—	174,089
Other	47,381	36,000

	$481,961	$1,316,964

          Equipment deposits—Mobile PET Units are refundable upon the Company securing lease financing or may be applied to subsequent equipment orders.

Note 15—Subsequent Events

Warrants

          In July 2001 warrants were issued to a shareholder of the Company to purchase 1,142,857 shares of common stock at an exercise price of $.35 per share. These warrants expire in July 2003.

          In August 2001 warrants were issued to a shareholder of the Company to purchase 642,857 shares of common stock at an exercise price of $.35 per share. These warrants expire in August 2003.

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

          We have not had any disputes or disagreements with Peterson & Co., our independent outside auditors, since Peterson & Co. was first engaged on December 1, 1998. Peterson & Co. was the auditor of Mobile PET or its predecessor Mobile P.E.T. Systems, Inc. for two years immediately prior to its acquisition by Colony International Incorporated, and has continued as our auditor since the acquisition.

PART III

          Incorporated by reference from the definitive proxy statement filed or to be filed in accordance with Rule 14a-101, Schedule 14A or definitive information statement filed or to be filed pursuant to Rule 14c-1010, Schedule 14C, or an amendment to this Form 10-KSB to be filed no later then 120 days after the end of our fiscal year.

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Listing of Exhibits

          The following exhibits are included as part of this Form 10-KSB, except those exhibits marked as having previously been filed with the Securities and Exchange Commission and which are incorporated by reference to another registration statement, report or document. References to the “Company” in this Exhibit List mean Mobile PET Systems, Inc., a Delaware corporation.

Exhibit No.	Description	Reference

2.1	Acquisition Agreement between Colony International, Inc. and the Company	(1)

2.2	Acquisition Agreement between American Coin and Stamp Ventures, Inc. and Colony International, Inc.	(1)

3.1	Certificate of Incorporation, as amended	(2)

3.2	Amended and Restated Bylaws	(1)

3.3	Certificate of Designation of Series A Convertible Preferred Stock	(3)

3.4	Certificate of Designation of Series B Convertible Preferred Stock	(8)

10.1	Equipment Lease No. 4125 with Finova Capital Corporation; Addendum I to Equipment Lease No. 4125; Addendum Nos. One and Two to Lease Schedule No. 4125.01	(1)

10.2	Security Agreement with Finova Capital Corporation	(1)

10.3	Common Stock Purchase Warrant with Finova Capital Corporation	(1)

10.4	Continuing Personal Guaranty between Paul J. Crowe and Finova Capital Corporation	(1)

10.5	Collateral Assignment of Agreements by the Company to Finova Capital Corporation	(1)

10.6	Subordination Agreement with Finova Capital Corporation	(1)

10.7	Office Space Lease Agreement between Shelter Cove Marina, Ltd./San Diego Unified Port District and the Company	(1)

10.8	Form of Positron Emission Tomography Mobile Services Agreement	(1)

10.9	Promissory Note with The London Radiosurgical Centre, Ltd.	(1)

10.10	Letter Agreement with The London Radiosurgical Centre, Ltd.	(1)

10.11	Employment Agreement with Mr. Crowe	(1)

10.12	Employment Agreement with Mr. Corlett, as amended	(1)

10.13	Consulting Agreement with Mr. Brown	(1)

10.14	Consulting Agreement with Northwest Capital Partners, LLC	(1)

10.15	Consulting Agreement with Michael Baybak and Company, Inc.	(1)

10.16	Consultancy Agreement with Dr. Piers Nicholas Plowman	(1)

10.17	1999 Stock Option Plan	(10)

10.18	Securities Purchase Agreement with York LLC	(4)

10.19	Sale/Leaseback Agreements with Finova Capital Corporation — Lease Schedule No. 4125.01	(5)

Exhibit No.	Description	Reference

10.20	Sale/Leaseback Agreements with Finova Capital Corporation—Lease Schedule No. 4125.02; Addendum No. One to Lease Schedule No. 4125.02; Bill of Sale for one Calumet Coach	(4)

10.21	Sale/Leaseback Agreements with Finova Capital Corporation—Lease Schedule No. 4125.02A; Lease Schedule No. 4125.02B; Addendum No. One to Lease Schedule No. 4125.02B	(5)

10.22	Sale/Leaseback Agreements with Finova Capital Corporation—Amendment No. One to Lease Schedule No. 4125; Lease Schedule No. 4125.03A; Amendment No. One to Lease Schedule No. 4125.03A; Lease Schedule No. 4125.03B; Amendment No. One to Lease Schedule No. 4125.03B	(6)

10.23	Sale/Leaseback Agreements with Finova Capital Corporation—Addendum No. One to Lease Schedule No. 4125.03B	(7)

10.24	Master Hire Purchase Agreement between IGE Medical Services Limited and the Company	(5)

10.25	Office Space Lease Agreement between Shelter Cove Marina, Ltd. and the Company	(7)

10.26	Sales Office Sublease between Twenty-Five-Forty, LLC and the Company	(8)

10.27	Agreements between GE Healthcare Financial Services and the Company—Master Masterline (coach); Master Leaseline (scanner)	(8)

10.28	Positron Emission Tomography Mobile Services Agreement between the Company and Salem Hospital; First and Second Amendments	(8)

10.29	PET Imaging Services Agreement with Redwood Regional Medical Group; Amendment	(8)

10.30	Purchase Agreement between York LLC and the Company dated September 21, 2000	(8)

10.31	Common Stock Purchase Warrant between York LLC and the Company dated September 21, 2000	(8)

10.32	Form of Corporate and Personal Guaranty of Neurotechnologies International, Inc. and Paul Crowe, respectively, for the debt of London Radiosurgical Centres, Ltd. to the Company dated July 1, 2000	(8)

10.33	Strategic Partnership Agreement dated December 19, 2000 between 43 GE Medical Systems, a division of General Electric Company, and Mobile PET Systems, Inc.	(9)

10.34	Consulting Agreement effective as of September 21, 2001, between Mobile PET Systems, Inc. and American Financial Communications, Inc.

21	Subsidiaries of the Registrant

23.1	Consent of Independent Accountants

(1)	Previously filed as an Exhibit to the Company’s Form 10SB filed with the Securities and Exchange Commission on October 19, 1999.
(2)	Previously filed as an Exhibit to the Company’s Form 10SB, Amendment No. 1, filed with the Securities and Exchange Commission on February 9, 2000.
(3)	Previously filed as an Exhibit to the Company’s Form 10SB, Amendment No. 2, filed with the Securities and Exchange Commission on March 16, 2000.
(4)	Previously filed as an Exhibit to the Company’s Form 10-QSB, Amendment No. 1, for the period ended December 31, 1999, filed with the Securities and Exchange Commission on March 16, 2000.

(5)	Previously filed as an Exhibit to the Company’s Form 10-QSB for the period ended March 31, 2000, filed with the Securities and Exchange Commission on May 22, 2000.
(6)	Previously filed as an Exhibit to the Company’s Form 10-QSB, Amendment No. 3, for the period ended December 31, 1999, filed with the Securities and Exchange Commission on May 31, 2000.
(7)	Previously filed as an Exhibit to the Company’s Form 10-QSB, Amendment No. 1, for the period ended March 31, 2000, filed with the Securities and Exchange Commission on May 31, 2000.
(8)	Previously filed as an Exhibit to the Company’s Form 10-KSB for the fiscal year ended June 30, 2000, filed with the SEC on October 11, 2000.
(9)	Previously filed as an Exhibit to the Company’s Form 10-QSB, for the period ended March 31, 2001, filed with the SEC on May 23, 2001.
(10)
Previously filed as an Exhibit to the Company’s Form 10SB, filed with the Securities and Exchange Commission on October 19, 1999, and subsequently amended by vote of the shareholders, held April 6, 2001, as reported on the Company’s Form 10-QSB for the period ended March 31, 2001, filed with the SEC on May 23, 2001.

            (b)  Reports On Form 8-K

            Form 8-K filed with the SEC on January 29, 2001, covering Amendment No. 1 to Securities Purchase Agreement between York LLC and the Company, dated as of December 7, 2000.

             Form 8-K filed with the SEC on July 23, 2001, covering the settlement of certain pending lawsuits pursuant to that certain Settlement Agreement and Conditional Release, dated May 30, 2001.

SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MO	BILE PET SYSTEMS, INC.

By	: /s/ PAUL J. CROWE
Pau	l J. Crowe, President

Da	te: September 28, 2001

          In accordance with Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	: /S/ PAUL J. CROWE
Pau	l J. Crowe, President, Chief Executive Officer and Director

Da	te: September 28, 2001

By	: /S/ ANTHONY TURNBULL
An	thony Turnbull, Chief Financial Officer, Secretary and Treasurer

Da	te: September 28, 2001

By	: /S/ ROBERT C. BUSH
Ro	bert C. Bush, Director

Da	te: September 28, 2001