Form 10KSB/A
period 2001-06-30
MOBILE PET SYSTEMS INC
filed 2001-10-29
CIK 1097181

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB/A

(Mark One)
☒	ANNUALREPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 2001

☐	TRANSITIONREPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

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

          There were 35,224,338 shares outstanding of the registrant’s Common Stock as of October 11, 2001.

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

ITEM 7.    FINANCIAL STATEMENTS

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

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

          The following table sets forth certain information with respect to our directors and executive officers as of June 30, 2001.

Name	Age	Position

Paul J. Crowe	51	Chairman of the Board, Chief Executive Officer, President, Director

Robert C. Bush	73	Director

Brent Nelson	38	Director(1)

K. Ivan F. Gothner	42	Director(1)

Thomas G. Brown	56	Director(1)

Anthony Turnbull	56	Chief Financial Officer, Secretary, Treasurer

James Corlett	57	Vice President—Operations

Edmund Yochum	50	Vice President—Sales

(1)	Resigned as a director effective October 2001.

          Paul J. Crowe has served as our Chairman, Chief Executive Officer and President since December 1998. Mr. Crowe has over 30 years of business experience in sales, marketing, finance and management of high-tech medical instrumentation and services for the health care industry. Mr. Crowe has served in sales, marketing and senior management positions for Ritter/Sybron Corporation, Philips Medical Systems, Rohe Ultrasound and Diasonics MRI. From 1987 to 1991, Mr. Crowe served as President and Chief Executive Officer of Paul J. Crowe & Associates, Inc., a company which developed and operated diagnostic MRI imaging facilities and mobile MRI routes. Mr. Crowe is currently President and CEO of NeuroTechnologies International, Inc. and President of Radiosurgical Centers Corporation, businesses involved in the development and operation of Gamma Knife radiosurgery centers. In March 1998, Mr. Crowe was convicted of domestic violence (a misdemeanor) and illegal possession of a firearm. This incident occurred prior to Mr. Crowe’s election as a director and appointment as an executive officer and is not related to our business.

          Robert C. Bush was appointed to serve as a director in March 2000. Since 1991, Mr. Bush has served as a consultant to, and private investor in, several medical and technology companies. From 1982 to 1990, Mr. Bush served as President and CEO of Sonics Research Corporation.

          Brent Nelson served as a director from December 1998 until October 2001. Mr. Nelson is the founder and managing director of Northwest Capital Partners L.L.C., a Bellevue, Washington-based venture capital firm that provides capital to private and public companies. Mr. Nelson has over 15 years of experience in corporate and project financing.

          K. Ivan F. Gothner served as a director from May 2000 until October 2001. Mr. Gothner is Managing Director of Adirondack Capital, LLC, a private merchant banking firm, which focuses on serving small and mid-size growth companies, which he founded in April 1997. Mr. Gothner also served as managing Director of First United Equities Corporation (“First United”) from 1995 to 1997. From 1994 to 1995, Mr. Gothner served as the Executive Vice President and interim Chief Operating Officer of Breasy Medical Equipment (USA) Inc. Mr. Gothner is also a director of Laminaire Corporation, a publicly-traded company, Ashton Technology Group Inc. and Gomez Advances.

          Thomas G. Brown served as our Chief Financial Officer from April 1999 until August 2001 and as a director from April 1999 until October 2001. Since 1996 Mr. Brown has served as managing director of Wyndham Capital Corporation, an investment banking firm that sources capital for private and public companies as it relates to the financing of internal and external growth opportunities. In 1993 Mr. Brown co-founded Ablum, Brown & Company, a company that assisted leveraged buyout firms in the procurement of senior and subordinated capital, as well as growth capital for private businesses. In addition, Mr. Brown has served as a securities analyst and in the corporate finance department of several New York Stock Exchange member firms. Mr. Brown is a Chartered Financial Analyst (CFA).

          Anthony Turnbull served as our Vice President—Finance from January 2001 until August 2001, at which time he was elected to serve as Chief Financial Officer, Secretary, and Treasurer. Mr. Turnbull has over 16 years of experience as a financial controller and a total of 38 years of experience in accounting. Prior to joining the Company, Mr. Turnbull served as financial controller for some of the largest manufacturing companies in the world, namely Kraft Foods, General Foods and Stauffer Chemicals. In the late 1980’s Mr. Turnbull worked as the Chief Financial Officer for Ride Snowboards and McCain Traffic Supply.

          James Corlett has served as our Vice President—Operations since June 2001. He previously had served as our as our Vice President—Administration since March 2001, as our Vice President—Mobile Operations since June 1999, and as our Vice President—Sales since December 1998. Mr. Corlett has over 16 years of experience in the application of mobile services to high technology. Mr. Corlett was one of the pioneers in the development of mobile MRI Services in the U.S. market for American Shared Hospital Services in the 1980s.

          Edmund Yochum, has served as our Vice President—Business Development since January 2000. Before joining us he had served as Vice President of Sales at MagView Medical Software since April 1996, and from 1989 to 1996 he was Vice President of Sales at Diagnostic Ultrasound.

          Unless otherwise stated, all directors hold office until the next annual meeting of stockholders and until their successors are elected. Officers are elected to serve, subject to the discretion of the Board of Directors, until their successors are appointed.

SECTION 16(a)  BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

          Section 16(a) of the 1934 Act requires the Company’s directors and executive officers, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

          To the Company’s knowledge, based solely on a review of the copies of such reports and any amendments thereto furnished to the Company, during the fiscal year ended June 30, 2001, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with, except Mr. Crowe, Mr. Bush and Mr. Corlett each filed late an initial report, Mr. Crowe filed late three (3) statements of change in beneficial ownership showing eight (8) transactions, and Mr. Crowe, Mr. Corlett and Mr. Vandecar each filed late annual statements with the SEC.

ITEM 10.     EXECUTIVE COMPENSATION

          Executive compensation is designed to provide incentives for those senior members of management who bear responsibility for our goals and achievements. Our compensation philosophy is based on a base salary, with opportunity for significant bonuses to reward outstanding performance, and a stock option program.

Executive Officer Compensation

          The following table sets forth compensation information for services rendered to the Company by certain executive officers and others in all capacities during each of the prior two years. Other then as set forth below, no executive officer’s or other employee’s salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, draws, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

SUMMARY COMPENSATION TABLE

	Annual Compensation				Long Term Compensation
(a)	(b)	(c)	(d)	(e)	(f)	(g)
Name and Principal Position as of 6/30/01	Year Ending	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Securities Underlying Options (#)	All Other Compensation ($) (1)
Paul J Crowe	06/30/2001	183,337.00			500,000	3,000.00
Chief Executive	06/30/2000	179,167.00	25,000.00	7,200.00	500,000
Officer	06/30/1999	100,000.00		1,800.00	500,000

Thomas G. Brown	06/30/2001	112,500.00			650,000
Chief Financial	06/30/2000	110,000.00			650,000
Officer	06/30/1999	15,000.00			650,000

Anthony Turnbull	06/30/2001	30,769.28			30,000
Vice President
Finance

Edmund Yochum	06/30/2001	130,000.00	14,618.59	35,381.41	370,000	3,600.00
Vice President Sales	06/30/2000	53,884.59			100,000	3,600.00

Steve Vandecar	06/30/2001	117,269.59			150,000	2,450.00
Vice President	06/30/2000	26,923.05			100,000	1,400.00
Operations

James Corlett	06/30/2001	127,019.21			400,000	3,600.00
Vice President	06/30/2000	84,282.05		3,000.00	300,000	7,800.00
Administration	06/30/1999	17,708.35		3,000.00	300,000

(1)	“All Other Compensation” consists of auto allowances for Paul Crowe, Edmund Yochum, Steve Vandecar and James Corlett. These auto allowances ceased in December 2000.

          The following table sets forth the options granted, if any, to the persons named in the “Summary Compensation Table” during the Company’s fiscal year ended June 30, 2001.

LIST OF STOCK OPTIONS ISSUED TO DIRECTORS & OFFICERS
JULY 1, 2000 THROUGH JUNE 30, 2001

(a)	(b)		(c)	(d)	(e)

Name and Job Title as of 6/30/01	Number of Securities Underlying Options Granted		% of Total Options Granted to Employees in Fiscal Year††	Exercise or Base Price ($/Sh)	Expiration Date
Anthony Turnbull Vice President—Finance	30,000	*	1.42%	0.562	2/28/05

Edmund Yochum	100,000	**	4.74%	2.00	5/23/04
Vice President—Sales	150,000	***	7.11%	0.875	1/14/05
	20,000	†	0.95%	1.031	1/18/04

Steve Vandecar	50,000	†	2.37%	2.37%	11/19/04
Vice President—Operations† ††	100,000	†	4.74%	0.562	02/28/04

James Corlett Vice President—Operations	100,000	†	0.47%	2.500	08/10/04
Total	550,000		21.80%

*	Vesting 25% on 3/1/02 and the balance in 36 equal monthly installments thereafter.
**	All vested.
***	Vested 25% on 1/15/02 and the balance in 36 equal monthly installments thereafter.
†	Vesting 1/3 each year.
††	Based on options to purchase 2,109,750 common shares granted during year.
†††
Although Mr. Vandecar served as Vice President—Operations during the fiscal year ending June 30, 2001, he was not an officer or employee of the Company as of June 30, 2001. Mr. Vandecar subsequently rejoined the Company in a new position prior to his previously granted options lapsing.

          The following table sets forth information concerning the value of all exercisable and unexercisable options held by each person named in the “Summary Compensation Table” as of the Company’s fiscal year ended June 30, 2001. Based on a closing price of $0.43 for the Company’s common shares as of June 30, 2001, none of the listed persons held In-The-Money options. None of the listed persons exercised any options during the fiscal year ending June 30, 2001.

FISCAL YEAR-END OPTION VALUES
AS OF JUNE 30, 2001

Name and Job Title as of 6/30/01	Number of Securities Underlying Unexercised Options as of June 30, 2001
	Exercisable	Unexercisable
Paul Crowe Chief Executive Officer	500,000	0
Thomas G. Brown(1) Chief Financial Officer	650,000	0
Anthony Turnbull Vice President—Finance	0	30,000
Edmund Yochum Vice President—Sales	206,667	156,333
Steve Vandecar(2) Vice President—Operations	100,000	150,000
James Corlett Vice President—Operations	200,000	200,000

(1)	All options held by Mr. Brown were cancelled in October 2001.
(2)
Although Mr. Vandecar served as Vice President—Operations during the fiscal year ending June 30, 2001, he was not an officer or employee of the Company as of June 30, 2001. Mr. Vandecar subsequently rejoined the Company in a new position prior to his previously granted options lapsing.

          We believe that the Company will only retain executives of caliber and experience if they are offered competitive compensation packages. Because the Company cannot afford to pay high cash salaries, the granting of options is a critical component of the overall compensation paid to our officers. We believe it is uncompetitive and a disincentive to set the exercise price of options at unreasonable premiums over the market price of the shares on the date of grant. Similarly, a decline in the price of the shares over a period when both the Company’s business operations and prospects are improving, and our executives have made significant contributions, but which is not offset by a reduction in the exercise price, is, we believe, unfair to those executives. A decline in our share price results in an effective increase in the premium of the exercise price over the market price which penalizes the executives, and is potentially harmful to the Company if the executive then takes the view that their overall compensation package is becoming uncompetitive. We will continue to review the exercise prices and vesting dates of options granted to our employees and may reprice and/or change vesting dates as we deem appropriate based on the prevailing price of our shares and the Company’s business operations and prospects.

Employment and Consulting Agreements

          On January 1, 1999, we entered into a five-year Employment Agreement with Paul J. Crowe, our Chief Executive Officer. The Employment Agreement provides that Mr. Crowe is to receive a salary of $200,000 per year, which beginning in the calendar year 2000 is to be increased by 10% if the average market price of our stock in December of the preceding year has increased by at least 10% above the average market price of our stock in December of the second preceding year. The Employment Agreement also provides that the Board of Directors will review and evaluate Mr. Crowe’s performance annually and consider awarding him a discretionary bonus.

          Thomas G. Brown was compensated for his service as our Chief Financial Officer under a two-year non-exclusive Consulting Agreement dated April 1, 1999. The Consulting Agreement required that Mr. Brown devote as much time to our company’s affairs as was reasonably necessary, but he was not required to spend more than two to three days per week on our premises. Under the Consulting Agreement, Mr. Brown received a one-time grant of 100,000 shares of our Common Stock and an option to purchase 250,000 additional shares of our Common Stock at an exercise price $2.50 per share. He also received a salary of $10,000 per month. The Consulting Agreement was not renewed and Mr. Brown ceased to be our Chief Financial Officer in April 2001.

          On January 6, 1999, we entered into an Employment Agreement with James Corlett, our Vice President—Operations. Upon executing the Employment Agreement, Mr. Corlett received a signing bonus consisting of 100,000 shares of our Common Stock. The Employment Agreement also provided for a salary to Mr. Corlett of $85,000 per year, which has since been increased to $130,000 per year. In addition, Mr. Corlett received an option to purchase 300,000 shares of our Common Stock, vesting 100,000 shares at the end of each of the first three years during the term of the Employment Agreement. The exercise price of these options is $1.91 per share. Mr. Corlett was granted additional options this year as indicated above.

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

1999 Stock Option Plan

          Our 1999 Stock Option Plan (the “1999 Plan”) authorizes us to grant to our directors, employees, consultants and advisors both incentive and non-qualified stock options to purchase shares of our Common Stock. As of June 30, 2001 we have reserved 8,000,000 shares for issuance under the 1999 Plan, of which 4,880,750 shares were subject to outstanding options and 3,119,250 shares remained available for future grants. Our Board of Directors or a committee appointed by the Board (the “Plan Administrator”) administers the 1999 Plan. The Plan Administrator selects the recipients to whom options are granted and determines the number of shares to be awarded. Options granted under the 1999 Plan are exercisable at a price determined by the Plan Administrator at the time of the grant, but in no event will the option price for any incentive stock option be lower than the fair market value for our Common Stock on the date of the grant. Options become exercisable at such times and in such installments as the Plan Administrator provides in the terms of each individual option agreement. In general, the Plan Administrator is given broad discretion to issue options and to accept a wide variety of consideration (including shares of Common Stock of the Company and promissory notes) in payment for the exercise price of options. The 1999 Plan was originally authorized by the Board of Directors and shareholders of Mobile Nevada. Our Board of Directors adopted the 1999 Plan after the acquisition of Mobile Nevada by Colony Delaware.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                      The following table sets forth certain information regarding beneficial ownership of our Stock as of October 17, 2001, (a) by each person who is known by us to own beneficially more than 5% of any class of our securities, (b) by each of our directors, and (c) by all of our officers and directors as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percentage of Class (1)
BENEFICIAL OWNERS OF MORE THEN 5% OF ANY CLASS OF SECURITIES
Ser. A Preferred	York, LLC c/o Thomas Kernaghan & Co. 365 Bay Street, Suite 1000, 10th Floor Toronto, Ontario M5H2V2 CANADA	34	100%

Ser. B Preferred	York, LLC c/o Thomas Kernaghan & Co. 365 Bay Street, Suite 1000, 10th Floor Toronto, Ontario M5H2V2 CANADA	60	100%

Common	Paul J. Crowe c/o Mobile PET Systems, Inc. 2150 W. Washington St., Ste. 110 San Diego, California 92110	4,881,808(2)	13.67%

Common	Bernd Steudle Elsässer Straße #7 Pforzheim D-75173 GERMANY	4,449,000(3)	12.63%

Common	American Financial Communications, Inc. 495 Miller Ave. 3rd Floor Mill Valley, California 94941	2,700,000(4)	7.62%

Common	Brent Nelson 10900 NE 8th Street, Suite 900 Bellevue, Washington 98004	1,800,000(5)	5.10%

OFFICERS AND DIRECTORS

Common	Paul Crowe	See above	See above

Common	Robert C. Bush c/o Mobile PET Systems, Inc. 2150 W. Washington St., Ste. 110 San Diego, California 92110	302,000(6)	0.85%

Common	James Corlett c/o Mobile PET Systems, Inc. 2150 W. Washington St., Ste. 110 San Diego, California 92110	333,333(7)	0.94%

Common	Steve Vandecar c/o Mobile PET Systems, Inc. 2150 W. Washington St., Ste. 110 San Diego, California 92110	100,000(8)	0.28%

Common	Edmund Yochum c/o Mobile PET Systems, Inc. 2150 W. Washington St., Ste. 110 San Diego, California 92110	210,467(9)	0.56%

Common	TOTAL FOR ALL EXECUTIVE OFFICERS AND DIRECTORS	5,827,608	16.03%

All	shares are owned directly unless otherwise indicated.
(1)
Based on a total of 35,224,338 outstanding shares of Common Stock as of October 17, 2001. Percentages are calculated based upon 35,224,338 shares of Common Stock outstanding and the number of shares of Common Stock issuable upon exercise of options or conversion of warrants as of October 17, 2001 or within 60 days of that date for the person or persons indicated.

(2)	Includes 500,000 shares issuable upon the exercise of stock options and 80,000 shares issuable upon conversion of warrants.
(3)	Includes 1,234,000 shares issuable upon the conversion of warrants.
(4)	Includes 200,000 shares issuable upon the exercise of stock options.
(5)	Includes 100,000 shares issuable upon the exercise of stock options.
(6)	Includes 100,000 shares issuable upon the exercise of stock options and 50,000 shares issuable upon the conversion of warrants.
(7)	Includes 23,333 shares issuable upon the exercise of stock options
(8)	Includes 100,000 shares issuable upon the exercise of stock options.
(9)	Includes 206,667 shares issuable upon the exercise of stock options.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Brent Nelson, a director of our company from December 1998 until October 2001, is the President of Northwest Capital Partners, LLC. On December 15, 1998, we entered into a Consulting Agreement under which Northwest agreed to advise us financially and assist us in arranging financing for our business operations. The Consulting Agreement has a three-year term, and Northwest has a right of first refusal to consult with the Company regarding financings throughout the duration of the Consulting Agreement. The Consulting Agreement provides for payment of monthly consulting fees to Northwest in the amount of $5,000 per month. Commencing in April of 1999, Northwest has waived payment of these monthly fees. The fee provision is subject to extension for 36 months upon the closing of certain financing transactions set forth in the Consulting Agreement. Pursuant to the Consulting Agreement, in December 1998 Northwest was granted 1,200,000 shares of our Common Stock in exchange for its services in arranging interim financing for us. These shares were not assigned a specific value upon issuance because they were considered a cost of raising capital, and were reported as a deduction from the proceeds from the issuance of stock, rather than as an asset or expense. In addition, Northwest will receive an additional 1,000,000 shares of our common stock if our market capitalization reaches $100,000,000 or more. These shares would be subject to registration concurrently with our first public offering of stock after their issuance. Northwest’s obligations under the Consulting Agreement are subject to certain conditions to be performed by us, including refraining from modifying our capital structure without Northwest’s prior written consent. In addition, the Consulting Agreement provides that for three years after the date that our common stock commences trading on the OTC Bulletin Board, if we desire to issue new shares of stock or any of our officers or directors who hold 5% or more of our common stock (“Principal Stockholders”) desire to transfer their shares of our stock to a third party, we and the Principal Stockholders are required to first offer such shares to us (if applicable), to Northwest, and then to the Principal Stockholders. The Consulting Agreement also requires our officers and directors and the Principal Stockholders to agree that for a period of twelve months after our common stock commences trading on the OTC Bulletin Board, the Principal Stockholders will not sell any of their shares of common stock without Northwest’s prior written consent, which will not be unreasonably withheld. Finally, the Consulting Agreement provides that Northwest is entitled to nominate a director for our board of directors for a period of five years. The Company’s position is that all of its obligations under this agreement have been terminated.

          We entered into a Consulting Agreement dated January 29, 1999 with Michael Baybak and Company, Inc., a California corporation (“Baybak”). The Consulting Agreement provides that Baybak will provide major media consulting services for us. The Consulting Agreement was initially for a period of fifteen (15) months and provided for compensation in the form of an option to purchase 150,000 shares of our Common Stock at an exercise price of $2.50 per share. These options expire on January 29, 2004. In August 2000, the Consulting Agreement was extended for an additional twelve (12) month period, commencing April 29, 2000. No additional consideration was provided to Baybak in connection with the extension. The extension expired in April 2001.

          In December 1999, we entered into an oral agreement for a loan in the amount of $50,000 from Northwest Capital Partners, LLC. The loan is non-interest bearing and is payable not later than six months from the date of the agreement, December 20, 1999. We repaid the loan in April 2000.

          Paul J. Crowe, the CEO and a director of our company, is the Chairman, a director and majority shareholder of the London Radiosurgical Centre Ltd. (“LRC”). Effective July 30, 1999, we loaned $137,319.09 to the London Radiosurgical Centre pursuant to a Promissory Note dated September 1, 1999. The Promissory Note provides that the unpaid principal balance on the loan bears interest at the rate of eight percent (8%) per year. The loan was originally due to be repaid on October 28, 1999. We have extended the repayment date for the loan to November 1, 2001.

          The Company entered into a Memorandum of Agreement, effective as of June 1, 1999, which restructured an 8% interest in a subordinated equity participation in LRC. The subordinated equity participation is recorded at cost in the amount of $200,000. According to the terms of the restructured agreement, net distributable cash flow is equal to net income less equipment financing payments, operating expenses, reserve capital and taxes. LRC shall distribute to the Company of 8.42% of LRC’s net distributable cash flow, until a total of $210,573 has been distributed and then the distribution of 5.05% of net distributable cash flow, subject to future dilution. Mr. Crowe personally guarantees the investment.

          During the year ended June 30, 2001 and 2000, the Company advanced without interest $500 and $405,129, respectively, to LRC for working capital during LRC’s start up period. At June 30, 2001 the balance due from London Radiosurgical Centre, Ltd. was $422,283. The advances are covered by a continuing corporate and personal guarantee by Mr. Crowe.

          In addition, LRC provides office space under normal commercial terms to the Company’s subsidiaries. During the year ended June 30, 2001 the Company charged LRC approximately $240,791 in administrative expenses and LRC made cash payments of $227,590. At June 30, 2001 there is a balance due from LRC of $116.

          In January 12, 2001, Paul J. Crowe loaned the Company $25,000 at a rate of eight percent (8%) per year, evidenced by a promissory note with a due date of March 12, 2001. In connection with this loan the Company issued Mr. Crowe a warrant to purchase 5,000 shares of common stock at $1.05 per share, expiring January 12, 2004. This note was extended on March 23, 2001 and became due June 30, 2001. The Company issued Mr. Crowe a warrant to purchase 5,000 additional shares of common stock at $0.44 per share, expiring January 12, 2004 in connection with this extension. The note has been extended several more times without the issuance of additional warrants and is currently due on November 1, 2001.

          In January 17, 2001, Paul J. Crowe loaned the Company $150,000 at a rate of eight percent (8%) per year, evidenced by a promissory note with a due date of March 17, 2001. In connection with this loan the Company issued Mr. Crowe a warrant to purchase 35,000 shares of common stock at $0.88 per share, expiring January 17, 2004. This note was extended on March 23, 2001 and became due June 30, 2001. The Company issued Mr. Crowe a warrant to purchase 35,000 additional shares of common stock at $0.44 per share, expiring January 17, 2001 in connection with this extension. The note has been extended several more times without issuance of additional warrants and is currently due on November 1, 2001.

          K. Ivan F. Gothner was a director of the Company between May 2000 and October 2001. He is also the managing director of Adirondack Capital, LLC, a private merchant banking firm. In November 1999, we entered into an agreement with Adirondack Capital, LLC in connection with its role as a financial advisor to us. As compensation for services rendered by Adirondack, we agreed to pay Adirondack a monthly cash retainer of $3,000. In addition, we issued to Adirondack, or its designee, a warrant to purchase 50,000 shares of our common stock. The warrant expires on December 31, 2006 and has an exercise price of $2.00 per share. This warrant was cancelled in October 2001.

          In March 2000, Adirondack was paid $300,000 as a fee relating to the placement of the Series A Convertible Preferred Stock. In addition, Adirondack, or its designee, was issued a warrant to purchase 300,000 shares of our Common Stock at a price of $3.00 per share. This warrant was cancelled in October 2001.

          On October 12, 2001, the Company entered into a Mutual General Release with Mr. Gothner and Adirondack providing for: (i) a mutual general release, except for the Company’s continued obligation to indemnify Mr. Gothner from claims or liabilities arising from his service as a director, provided such acts were within the scope of, and did not conflict with, his duties and responsibilities as a director; (ii) payment by us to Mr. Gothner of $2,340 to reimburse him for expenses; (iii) delivery of a promissory note by us to Adirondack in the principal amount of $253,050, bearing no interest, payable $14,000 per month commencing October 15, 2001; and (iv) cancellation of all Adirondack’s rights to acquire stock in the Company by way of options, warrants or otherwise. Mr. Gothner also resigned as a director of the Company effective immediately.

          On August 22, 2000, Robert Bush loaned the Company $200,000 at a rate of eight percent (8%) per year, evidenced by a subordinated note. This loan was renegotiated and under the terms of the new loan, dated October 11, 2000, it became an eight percent (8%) loan in the amount of $200,000 due on or before December 11, 2000. This loan’s due date has been extended several times. On March 23, 2001 the Company issued Mr. Bush a warrant to purchase 50,000 shares of common stock at a price of $0.44 per share, expiring August 31, 2003 in connection with one of these extensions. The note is currently due              , 2001.

          On October 19, 2000, Thomas G. Brown provided the Company with an eight percent (8%) loan in the amount of $100,000, which was due on or before November 30, 2000. In connection with this loan the Company issued Mr. Brown a warrant to purchase 25,000 shares of common stock at a price of $2.50 per share, expiring August 31, 2003. On March 23, 2001 this loan’s due date was extended to June 1, 2001. The Company issued an additional warrant to purchase 25,000 shares of common stock at a price of $0.44 per share, expiring August 31, 2003, to Mr. Brown in connection with this extension.

          On September 12, 2001, Mr. Brown filed suit against the Company in the Superior Court of the State of California (County of Orange) for damages for default in the repayment of this promissory note and certain other claims. On October 12, 2001, the Company entered into a General Release with Mr. Brown providing for: (i) a mutual general release, except for (a) Mr. Brown’s continued liability for acts or omissions conflicting with or outside his duties and responsibilities to the Company or otherwise constituting a breach of his fiduciary relationship with the Company and (b) the Company’s obligation to pay certain charge card accounts maintained in Mr. Brown’s name to be used for Company expenses, and to indemnify, defend and hold harmless Mr. Brown for claims or liabilities relating thereto; (ii) cancellation by Mr. Brown of the original $100,000 promissory note; (iii) delivery of a second promissory note by us to Mr. Brown in the principal amount of $100,000, bearing 8% interest, payable $10,000 per month commencing November 1, 2001; (iv) payment by us on October 8, 2001 of $27,715.10 representing a principal payment of $20,000 and accrued interest in the amount of $7,715.10; (v) payment by us of $6,194.02 for the balance due under Mr. Brown’s Consulting Agreement dated April 1, 1999; (vi) cancellation of all of Mr. Brown’s rights to acquire stock in the Company by way of options (Mr. Brown’s existing warrants remain in force); and (vii) Mr. Brown’s assignment to Neurotechnologies International, Inc. of his entire ownership interest in Neurotechnologies International, Inc. Paul Crowe is currently President and CEO of NeuroTechnologies International, Inc. Mr. Brown also resigned as a director and officer of the Company and all its affiliates, Neurotechnologies International, Inc. and all its affiliates and The London Radiosurgical Centre Ltd. and all its affiliates, effective immediately.

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

Exhibit No.	Description	Reference

2.1	Acquisition Agreement between Colony International, Inc. and the Company	(1)

2.2	Acquisition Agreement between American Coin and Stamp Ventures, Inc. and Colony International, Inc.	(1)

3.1	Certificate of Incorporation, as amended	(2)

3.2	Amended and Restated Bylaws	(1)

3.3	Certificate of Designation of Series A Convertible Preferred Stock	(3)

3.4	Certificate of Designation of Series B Convertible Preferred Stock	(8)

10.1	Equipment Lease No. 4125 with Finova Capital Corporation; Addendum I to Equipment Lease No. 4125; Addendum Nos. One and Two to Lease Schedule No. 4125.01	(1)

10.2	Security Agreement with Finova Capital Corporation	(1)

10.3	Common Stock Purchase Warrant with Finova Capital Corporation	(1)

10.4	Continuing Personal Guaranty between Paul J. Crowe and Finova Capital Corporation	(1)

10.5	Collateral Assignment of Agreements by the Company to Finova Capital Corporation	(1)

10.6	Subordination Agreement with Finova Capital Corporation	(1)

10.7	Office Space Lease Agreement between Shelter Cove Marina, Ltd./San Diego Unified Port District and the Company	(1)

10.8	Form of Positron Emission Tomography Mobile Services Agreement	(1)

10.9	Promissory Note with The London Radiosurgical Centre, Ltd.	(1)

10.10	Letter Agreement with The London Radiosurgical Centre, Ltd.	(1)

10.11	Employment Agreement with Mr. Crowe	(1)

10.12	Employment Agreement with Mr. Corlett, as amended	(1)

10.13	Consulting Agreement with Mr. Brown	(1)

10.14	Consulting Agreement with Northwest Capital Partners, LLC	(1)

10.15	Consulting Agreement with Michael Baybak and Company, Inc.	(1)

10.16	Consultancy Agreement with Dr. Piers Nicholas Plowman	(1)

10.17	1999 Stock Option Plan	(10)

10.18	Securities Purchase Agreement with York LLC	(4)

10.19	Sale/Leaseback Agreements with Finova Capital Corporation — Lease Schedule No. 4125.01	(5)

Exhibit No.	Description	Reference

10.20	Sale/Leaseback Agreements with Finova Capital Corporation—Lease Schedule No. 4125.02; Addendum No. One to Lease Schedule No. 4125.02; Bill of Sale for one Calumet Coach	(4)

10.21	Sale/Leaseback Agreements with Finova Capital Corporation—Lease Schedule No. 4125.02A; Lease Schedule No. 4125.02B; Addendum No. One to Lease Schedule No. 4125.02B	(5)

10.22	Sale/Leaseback Agreements with Finova Capital Corporation—Amendment No. One to Lease Schedule No. 4125; Lease Schedule No. 4125.03A; Amendment No. One to Lease Schedule No. 4125.03A; Lease Schedule No. 4125.03B; Amendment No. One to Lease Schedule No. 4125.03B	(6)

10.23	Sale/Leaseback Agreements with Finova Capital Corporation—Addendum No. One to Lease Schedule No. 4125.03B	(7)

10.24	Master Hire Purchase Agreement between IGE Medical Services Limited and the Company	(5)

10.25	Office Space Lease Agreement between Shelter Cove Marina, Ltd. and the Company	(7)

10.26	Sales Office Sublease between Twenty-Five-Forty, LLC and the Company	(8)

10.27	Agreements between GE Healthcare Financial Services and the Company—Master Masterline (coach); Master Leaseline (scanner)	(8)

10.28	Positron Emission Tomography Mobile Services Agreement between the Company and Salem Hospital; First and Second Amendments	(8)

10.29	PET Imaging Services Agreement with Redwood Regional Medical Group; Amendment	(8)

10.30	Purchase Agreement between York LLC and the Company dated September 21, 2000	(8)

10.31	Common Stock Purchase Warrant between York LLC and the Company dated September 21, 2000	(8)

10.32	Form of Corporate and Personal Guaranty of Neurotechnologies International, Inc. and Paul Crowe, respectively, for the debt of London Radiosurgical Centres, Ltd. to the Company dated July 1, 2000	(8)

10.33	Strategic Partnership Agreement dated December 19, 2000 between 43 GE Medical Systems, a division of General Electric Company, and Mobile PET Systems, Inc.	(9)

10.34	Consulting Agreement effective as of September 21, 2001, between Mobile PET Systems, Inc. and American Financial Communications, Inc.	(11)

21	Subsidiaries of the Registrant	(11)

23.1	Consent of Independent Accountants	(11)

(1)	Previously filed as an Exhibit to the Company’s Form 10SB filed with the Securities and Exchange Commission on October 19, 1999.
(2)	Previously filed as an Exhibit to the Company’s Form 10SB, Amendment No. 1, filed with the Securities and Exchange Commission on February 9, 2000.
(3)	Previously filed as an Exhibit to the Company’s Form 10SB, Amendment No. 2, filed with the Securities and Exchange Commission on March 16, 2000.
(4)	Previously filed as an Exhibit to the Company’s Form 10-QSB, Amendment No. 1, for the period ended December 31, 1999, filed with the Securities and Exchange Commission on March 16, 2000.

(5)	Previously filed as an Exhibit to the Company’s Form 10-QSB for the period ended March 31, 2000, filed with the Securities and Exchange Commission on May 22, 2000.
(6)	Previously filed as an Exhibit to the Company’s Form 10-QSB, Amendment No. 3, for the period ended December 31, 1999, filed with the Securities and Exchange Commission on May 31, 2000.
(7)	Previously filed as an Exhibit to the Company’s Form 10-QSB, Amendment No. 1, for the period ended March 31, 2000, filed with the Securities and Exchange Commission on May 31, 2000.
(8)	Previously filed as an Exhibit to the Company’s Form 10-KSB for the fiscal year ended June 30, 2000, filed with the SEC on October 11, 2000.
(9)	Previously filed as an Exhibit to the Company’s Form 10-QSB, for the period ended March 31, 2001, filed with the SEC on May 23, 2001.
(10)
Previously filed as an Exhibit to the Company’s Form 10SB, filed with the Securities and Exchange Commission on October 19, 1999, and subsequently amended by vote of the shareholders, held April 6, 2001, as reported on the Company’s Form 10-QSB for the period ended March 31, 2001, filed with the SEC on May 23, 2001.

(11)	Previously filed as an Exhibit to the Company’s Form 10-KSB for the fiscal year ended June 30, 2001, filed with the SEC on October 15, 2001.

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

MO	BILE PET SYSTEMS, INC.

By	: /s/ PAUL J. CROWE
Pau	l J. Crowe, President

Da	te: October 29, 2001

          In accordance with Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	: /S/ PAUL J. CROWE
Pau	l J. Crowe, President, Chief Executive Officer and Director

Da	te: October 29, 2001

By	: /S/ ANTHONY TURNBULL
An	thony Turnbull, Chief Financial Officer, Secretary and Treasurer

Da	te: October 29, 2001

By	: /S/ ROBERT C. BUSH
Ro	bert C. Bush, Director

Da	te: October 29, 2001