Form 10KSB/A
period 2001-06-30
MOBILE PET SYSTEMS INC
filed 2001-10-30
CIK 1097181

EXPLANATORY NOTE

This 10-KSB/A should have been filed instead of the 10-KSB/A that was filed earlier in the day on October 29, 2001. The 10-KSB/A that was filed earlier in the day on October 29, 2001 was only a draft and was filed by the financial printer due to inadvertent financial printer error.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB/A

(Mark One)
☒	ANNUALREPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 2001

☐	TRANSITIONREPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 000-27915

MOBILE PET SYSTEMS, INC.
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

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

          The following table sets forth certain information with respect to our directors and executive officers as of June 30, 2001.

Name	Age	Position
Paul J. Crowe	51	Chairman of the Board, Chief Executive Officer, President, Director

Robert C. Bush	73	Director

Brent Nelson	38	Director(1)

K. Ivan F. Gothner	42	Director(1)

Thomas G. Brown	56	Director(1)

Anthony Turnbull	56	Chief Financial Officer, Secretary, Treasurer

James Corlett	57	Vice President—Operations

Edmund Yochum	50	Vice President—Business Development

(1)	Resigned as a director effective October 2001.

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

SUMMARY COMPENSATION TABLE

	Annual Compensation				Long Term Compensation
(a)	(b)	(c)	(d)	(e)	(f)	(g)
Name and Principal Position as of 6/30/01	Year Ending	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Securities Underlying Options (#)	All Other Compensation ($) (1)
Paul J Crowe	06/30/2001	200,000			0	3,000.00
Chief Executive	06/30/2000	179,167.00	25,000.00	7,200.00	400,000
Officer	06/30/1999	100,000.00		1,800.00	100,000

Thomas G. Brown	06/30/2001	112,500.00			0
Chief Financial	06/30/2000	110,000.00			3,000,000 (2)
Officer	06/30/1999	15,000.00			350,000 (2)

Anthony Turnbull	06/30/2001	30,769.28			30,000
Vice President
Finance

Edmund Yochum	06/30/2001	130,000.00	14,618.59	35,381.41	370,000	3,600.00
Vice President—Business Develpment	06/30/2000	53,884.59			100,000	3,600.00

Steve Vandecar	06/30/2001	117,269.59			150,000	2,450.00
Vice President	06/30/2000	26,923.05			100,000	1,400.00
Operations

James Corlett	06/30/2001	127,019.21			400,000	3,600.00
Vice President	06/30/2000	84,282.05		3,000.00	300,000	7,800.00
Administration	06/30/1999	17,708.35		3,000.00	300,000

(1)	“All Other Compensation” consists of auto allowances for Paul Crowe, Edmund Yochum, Steve Vandecar and James Corlett. These auto allowances ceased in December 2000.

(2)	Cancelled October 2001.

          The following table sets forth the options granted, if any, to the persons named in the “Summary Compensation Table” during the Company’s fiscal year ended June 30, 2001.

LIST OF STOCK OPTIONS ISSUED TO DIRECTORS & OFFICERS
JULY 1, 2000 THROUGH JUNE 30, 2001

(a)	(b)		(c)	(d)	(e)

Name and Job Title as of 6/30/01	Number of Securities Underlying Options Granted		% of Total Options Granted to Employees in Fiscal Year††	Exercise or Base Price ($/Sh)	Expiration Date
Anthony Turnbull Vice President—Finance	30,000	*	2.17%	0.562	2/28/05

Edmund Yochum	100,000	**	7.23%	2.00	5/23/04
Vice President—Business	150,000	***	10.85%	0.875	1/14/05
Development	20,000	†	1.45%	1.031	1/18/04

Steve Vandecar	50,000	†	3.62%	2.37%	11/19/04
Vice President—Operations†††	100,000	†	7.23%	0.562	02/28/04

James Corlett Vice President—Operations	100,000	†	7.23%	2.500	08/10/04
Total	550,000		39.79%

*	Vesting 25% on 3/1/02 and the balance in 36 equal monthly installments thereafter.
**	All vested.
***	Vested 25% on 1/15/02 and the balance in 36 equal monthly installments thereafter.
†	Vesting 1/3 each year.
††	Based on options to purchase 1,382,250 common shares granted during year.
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

FISCAL YEAR-END OPTION VALUES
AS OF JUNE 30, 2001

Name and Job Title as of 6/30/01	Number of Securities Underlying Unexercised Options as of June 30, 2001
	Exercisable	Unexercisable
Paul Crowe Chief Executive Officer	500,000	0
Thomas G. Brown(1) Chief Financial Officer	650,000	0
Anthony Turnbull Vice President—Finance	0	30,000
Edmund Yochum Vice President—Business Development	206,667	163,333
Steve Vandecar(2) Vice President—Operations	100,000	150,000
James Corlett Vice President—Operations	200,000	200,000

(1)	All 650,000 options held by Mr. Brown were cancelled in October 2001.
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

Employment and Consulting Agreements

          On January 1, 1999, we entered into a five-year Employment Agreement with Paul J. Crowe, our Chief Executive Officer. Pursuant to this Employment Agreement Mr. Crowe currently receives a salary of $200,000 per year, which beginning in the calendar year 2000 shall be increased by 10% if the average market price of our stock in December of the preceding year has increased by at least 10% above the average market price of our stock in December of the second preceding year. The Employment Agreement also provides that the Board of Directors will review and evaluate Mr. Crowe’s performance annually and consider awarding him a discretionary bonus.

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

          The Company entered into a Memorandum of Agreement, effective as of June 1, 1999, which restructured an 8% interest in a subordinated equity participation in LRC. The subordinated equity participation is recorded at cost in the amount of $200,000. According to the terms of the restructured agreement, net distributable cash flow is equal to net income less equipment financing payments, operating expenses, reserve capital and taxes. LRC shall distribute to the Company of 8.42% of LRC’s net distributable cash flow, until a total of $210,573 has been distributed and then distribute 5.05% of net distributable cash flow, subject to future dilution. Mr. Crowe personally guarantees the investment.

          In addition, LRC provides office space under normal commercial terms to the Company’s subsidiaries. During the year ended June 30, 2001 the Company charged LRC approximately $240,791 in administrative expenses and LRC made cash payments of $227,590. At June 30, 2001 there is a balance due from LRC of $116.

          During the year ended June 30, 2001 and 2000, the Company advanced without interest $500 and $405,129, respectively, to London PET Centre, Ltd. (“LPC”) for working capital during LPC’s start up period. At June 30, 2001 the balance due from LPC was $422,283. The advances are covered by a continuing corporate and personal guarantee by Mr. Crowe.

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

          On August 22, 2000, Robert Bush loaned the Company $200,000 at a rate of eight percent (8%) per year, evidenced by a subordinated note. This loan was renegotiated and under the terms of the new loan, dated October 11, 2000, it became an eight percent (8%) loan in the amount of $200,000 due on or before December 11, 2000. This loan’s due date has been extended several times. On March 23, 2001 the Company issued Mr. Bush a warrant to purchase 50,000 shares of common stock at a price of $0.44 per share, expiring August 31, 2003 in connection with one of these extensions. The note is currently due November 1, 2001.

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