Form 10QSB
period 2001-09-30
MOBILE PET SYSTEMS INC
filed 2001-11-14
CIK 1097181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 2001

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT

For the transition period from to

Commission file number 000-27915

MOBILE PET SYSTEMS, INC.,
A Delaware Corporation
(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	11-2787966 (IRS Employer Identification No.)

2150 West Washington Street, Suite 110
San Diego, California 92110
(Address of principal executive offices)

(619) 226-6738
(Issuer’s telephone number)

          Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

          There were 35,224,338 shares outstanding of the issuer’s Common Stock as of October 31, 2001.

          Transitional Small Business Disclosure Format (Check one):  Yes  ☐  No  ☒

MOBILE PET SYSTEMS, INC. AND SUBSIDIARIES

For the quarterly period ended September 30, 2001

MOBILE PET SYSTEMS, INC. AND SUBSIDIARIES

For the quarterly period ended September 30, 2001

PART I    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED)

MOBILE PET SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)
September 30, 2001 and 2000

	2001	2000
ASSETS
Current assets
Cash	$ 19,018	$ 178,028
Accounts receivable, net of allowance for doubtful accounts of $116,000 and $129,320 at September 30, 2001 and 2000, respectively	2,341,267	567,535
Stock subscriptions receivable	—	547,500
Other receivables	2,415	34,876
Prepaid expenses	838,744	136,393
Deposits and other assets	484,511	1,344,678

Total current assets	3,685,955	2,809,010
Property and equipment, net	17,038,255	8,895,925
Other assets
Accrued interest receivable	10,573	50,520
Due from London Radiosurgical Centre, Ltd	171,137	421,783
Subordinated equity participation	200,000	200,000
Restricted cash	347,544	333,576

Total assets	$21,453,464	$12,710,814

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$ 2,474,617	$ 1,081,469
Current portion of long-term debt	18,576	—
Loans payable	475,000	200,000
Accrued and other liabilities	896,394	483,036
Income taxes payable	—	800
Obligations under capital lease—current	4,067,837	1,434,077

Total current liabilities	7,932,424	3,199,382
Noncurrent liabilities
Obligations under capital lease	13,209,270	7,040,803
Long-term debt	76,537	—
Other liabilities	85,050	—
Deferred revenue	—	12,008

Total liabilities	21,303,281	10,252,193
Shareholders’ equity
Preferred stock; 10,000,000 shares authorized:
Preferred stock; Series A; 40 and 60 shares issued and outstanding at September 30, 2001 and 2000, respectively	2,364,264	3,000,000
Preferred stock; Series B; 24 and 20 shares issued and outstanding at September 30, 2001 and 2000, respectively	1,437,157	1,000,000
Common stock; $0.0001 par value; 90,000,000 shares authorized; 32,624,338 and 14,944,658 shares issued and outstanding at September 30, 2001 and 2000, respectively	3,263	1,495
Additional paid in capital	16,022,045	9,105,719
Accumulated deficit	(19,342,803)	(10,678,798)
Foreign currency translation adjustment	(333,743)	30,205

Total shareholders’ equity	150,183	2,458,621

Total liabilities and shareholders’ equity	$21,453,464	$12,710,814

MOBILE PET SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
For the Three Months Ended September 30, 2001 and 2000

	2001	2000
Service revenues	$3,680,725	$ 840,981
Cost of service revenues	2,094,932	612,753

Gross profit	1,585,793	228,228
Expenses
Selling and marketing	942,984	1,225,664
General and administrative	1,160,491	1,027,058

Total expenses	2,103,475	2,252,722

Loss from operations	(517,683)	(2,024,494)
Other income (expense)
Interest income	2,601	13,277
Other income (expense)	72	(7,252)
Interest expense	(594,988)	(244,558)
Total other income (expense)	(592,315)	(238,533)
Loss before provision for income taxes	(1,109,998)	(2,263,027)

Provision for income taxes	2,256	—

Net loss	(1,112,254)	(2,263,027)
Preferred stock dividend	(76,654)	(276,387)

Net loss—available to common shareholders	$(1,188,908)	$(2,539,414)

Loss per share—basic	$ (0.04)	$ (0.18)

Loss per share—diluted	$ (0.04)	$ (0.18)

MOBILE PET SYSTEMS, INC. AND SUBSIDIARIES

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
For the Three Months Ended September 30, 2001 and 2000

					Additional
	Preferred Stock		Common Stock		Paid In Capital	Accumulated Deficit	Foreign Currency Translation Adjustment	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance—June 30, 2000	60	$3,000,000	14,944,658	$1,495	$ 8,580,888	$ (8,415,771)	$ (42,938)	$3,123,674
Preferred stock issued in private placement, net of offering costs	20	1,000,000			(115,000)			885,000
Stock subscribed, net of offering costs					547,500			547,500
Options issued as compensation					92,331			92,331
Net loss—July 1, 2000 to September 30, 2000						(2,263,027)		(2,263,027)
Foreign currency translation adjustment							73,143	73,143

Balance—September 30, 2000	80	4,000,000	14,944,658	1,495	9,105,719	(10,678,798)	30,205	2,458,621
Preferred stock issued in private placement, net of offering costs	10	500,000			—			500,000
Recapitalization of preferred stock		621,456			(347,500)	(273,956)		—
Common stock issued in private placement, net of offering costs			3,735,584	374	1,320,776			1,321,150
Common stock issued through conversion								—
of preferred stock	(26)	(1,320,035)	1,743,735	175	1,319,860			—
Common stock issued through conversion								—
of preferred stock dividends			47,778	4	20,095	(20,099)		—
Common stock issued through conversion								—
of debt			1,875,000	188	749,812			750,000
Common stock issued through settlement agreement			2,733,981	273	749,727			750,000
Common stock subscribed, net of offering costs					1,000,000			1,000,000
Common stock issued for services			403,350	40	201,635			201,675
Options issued as compensation					321,584			321,584
Convertible debt intrinsic beneficial conversion feature					7,800			7,800
Net loss—October 1, 2000 to June 30, 2001						(7,551,989)		(7,551,989)
Foreign currency translation adjustment							(350,562)	(350,562)

Balance—June 30, 2001, as originally stated	64	3,801,421	25,484,086	2,549	14,449,508	(18,524,842)	(320,357)	(591,721)
Prior period adjustment—interest expense on obligations under capital lease						294,293		294,293

Balance—June 30, 2001, as adjusted	64	3,801,421	25,484,086	2,549	14,449,508	(18,230,549)	(320,357)	(297,428)
Common stock issued in private placement, net of offering costs			2,600,000	260	(260)			—
Common stock subscribed, net of offering costs			4,014,285	401	1,404,599			1,405,000
Common stock issued as finders fee			100,000	10	(10)			—
Common stock issued for compensation			100,000	10	42,990			43,000
Common stock issued for services			325,967	33	125,218			125,251
Net loss—July 1, 2001 to September 30, 2001						(1,112,254)		(1,112,254)
Foreign currency translation adjustment							(13,386)	(13,386)

	64	$3,801,421	32,624,338	$3,263	$16,022,045	$(19,342,803)	$(333,743)	$ 150,183

MOBILE PET SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
For the Three Months Ended September 30, 2001 and 2000

	2001	2000
Cash flows from operating activities
Net loss	$(1,112,254)	$(2,263,027)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	774,267	279,098
Common stock issued for compensation	43,000	92,331
Common stock issued for services	125,251	—
(Increase) decrease in operating assets
Accounts receivable	(284,515)	(94,802)
Due from London Radiosurgical Centre, Ltd.	251,262	13,317
Prepaid expenses	(695)	105,369
Deposits and other assets	58	237,304
Restricted cash	(2,674)	(4,096)
Increase (decrease) in operating liabilities
Accounts payable	61,447	439,200
Income taxes payable	(1,600)
Accrued and other liabilities	(405,493)	10,952

Net cash used in operating activities	(551,946)	(1,184,354)
Cash flows from investing activities
Capital expenditures	(24,130)	(100,576)

Net cash used in investing activities	(24,130)	(100,576)
Cash flows from financing activities
Proceeds from loan	—	200,000
Repayment of loan	(4,313)	—
Payments on obligations under capital lease	(775,886)	(216,218)
Preferred stock issued	—	885,000
Common stock issued	1,405,000	—

Net cash provided by financing activities	624,801	868,782
Effect of exchange rate changes on cash	(92,787)	73,143

Net decrease in cash	(44,062)	(343,005)
Cash—beginning of period	63,080	521,033

Cash—end of period	$19,018	$178,028

SUPPLEMENTAL DISCLOSURES
Interest paid	$588,939	$202,619
Income taxes paid	$—	$—

NON CASH INVESTING ACTIVITIES
Equipment under capital lease	$—	$2,992,758

NON CASH FINANCING ACTIVITIES
Preferred stock dividend—beneficial conversion feature	$—	$276,387

Obligations under capital lease	$—	$2,992,758

MOBILE PET SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Unaudited Financial Statements

          The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Article S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

Cash and Cash Equivalents

          The Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash and cash equivalents.

Property and Equipment

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

Estimates

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Advertising

          Advertising costs incurred for major new campaigns are expensed in the year in which the advertising takes place. Other advertising costs are expensed when incurred. Advertising expense for the three months ended September 30, 2001 and 2000 was $35,272 and $84,129, respectively.

Income Taxes

          The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” This statement requires an asset and liability approach to account for income taxes. The Company provides deferred income taxes for temporary differences that will result in taxable or deductible amounts in future periods based on the reporting of certain costs in different periods for financial and income tax purposes.

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

Reclassifications

          Certain reclassifications have been made in the September 30, 2000 financial statements to conform to the September 30, 2001 presentation.

Note 3—Acquisitions

          Mobile PET Systems, Inc. was incorporated in the State of Nevada on December 1, 1998. On December 22, 1998, Mobile PET Systems, Inc.’s shareholders exchanged all of the 7,000,000 shares of outstanding common stock for 7,000,000 shares of common stock in Colony International Incorporated, (formerly American Coin and Stamp, Inc.), incorporated in the State of Delaware on August 21, 1995 and its wholly owned subsidiary Colony International Incorporated, incorporated in the State of Nevada on April 25, 1995. This exchange of shares has been accounted for as a reverse merger, under the purchase method of accounting. Accordingly, the combination of the Mobile PET Systems, Inc. and Colony International Incorporated and subsidiary is recorded as a recapitalization of the shareholders’ equity of Mobile PET Systems, Inc., the surviving corporation and for accounting purposes the financial statements presented are those of Mobile PET Systems, Inc.

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

Note 4—Property and Equipment

          Property and equipment at September 30, 2001 and 2000 consist of the following:

	September 30,
	2001	2000
Leasehold improvements	$ 7,071	$ 30,389
Computer equipment	550,546	433,311
Office furniture and fixtures	135,345	28,298
Office equipment	43,064	7,092
Equipment under capital lease	19,894,612	9,145,748

	20,630,638	9,644,838
Less accumulated depreciation	(3,592,383)	(748,913)

	$17,038,255	$8,895,925

          Depreciation expense for the three months ended September 30, 2001 and 2000 was $774,267 and $279,098, respectively.

Note 5—Capitalization

Preferred Stock

          On January 20, 2000, the Company authorized for issuance ten million (10,000,000) shares of preferred stock having one hundredth of a cent ($0.0001) par value per share. On March 3, 2000 the Company designated and issued sixty (60) shares 8% Cumulative Convertible Redeemable Preferred, Series A Stock (“Series A”) for cash in the amount of $2,700,000, net of acquisition fees. In addition, under this Securities Purchase Agreement the Company issued 120,000 warrants to purchase shares of common stock at an exercise price of $5 per share, which expire in March 2003. The shares of Series A Stock have no voting rights, have an original liquidation value of $50,000 per share, and accrue dividends at a rate of eight percent (8%) per annum per share on the liquidation value payable upon conversion. On May 30, 2001 the liquidation value was increased to $58,937 when the Company entered into a Settlement Agreement and Conditional Release of a lawsuit surrounding the Securities Purchase Agreement. The total liquidation value of the shares outstanding at September 30, 2001 and 2000 in the amount of $2,364,264 and $3,000,000, respectively is classified on the Company’s balance sheet as preferred stock. Cumulative preferred dividends are payable upon conversion and at September 30, 2001 there are cumulative preferred dividends in arrears in the amount of $107,137 or $2,712 per share. In the event of any liquidation, dissolution or winding up of the affairs of the Company, holders of the Series A Stock shall be paid the liquidation value plus all accrued dividends at that date before any payment to other shareholders. At the option of the holders, the Series A Stock and the cumulative preferred dividends in arrears are convertible into shares of common stock determined by dividing $58,937 by the conversion price of the lesser of $5 or 75% of the average of the closing bid price of common stock during the five (5) trading days immediately prior to the conversion date. If the Company fails to convert or is unable to issue shares of common stock, the holder may redeem the Series A Stock for cash in an amount equal to the fair value of the shares of common stock that would have been converted. The sixty (60) shares of Series A Stock provide an intrinsic value of beneficial conversion feature of approximately $1,206,000. During the year ended June 30, 2001, the holders converted twenty and one half (20½) shares of Series A into 1,108,264 shares of common stock.

          On September 21, 2000, the Company designated and subsequently issued thirty (30) shares 8% Cumulative Convertible Redeemable Preferred, Series B Stock (“Series B”) for cash in the amount of $1,385,000, net of acquisition fees. In addition, under this Securities Purchase Agreement the Company issued 50,000 warrants to purchase shares of common stock at an exercise price of $3 per share and 29,851 warrants to purchase shares of common stock at an exercise price of $2.5125 per share. The warrants expire on September 30, 2005. The shares of Series B Stock have no voting rights, have an original liquidation value of $50,000 per share, and accrue dividends at a rate of eight percent (8%) per annum per share on the liquidation value payable upon conversion. On May 30, 2001 the liquidation value was increased to $58,937 when the Company entered into a Settlement Agreement and Conditional Release of a lawsuit surrounding the Securities Purchase Agreement. The total liquidation value of the shares outstanding at September 30, 2001 and 2000 in the amount of $1,437,157 and $1,000,000, respectively is classified on the Company’s balance sheet as preferred stock. Cumulative preferred dividends are payable upon conversion and at September 30, 2001 there are cumulative preferred dividends in arrears in the amount of $33,808 or $1,352 per share. In the event of any liquidation, dissolution or winding up of the affairs of the Company, holders of the Series B Stock shall be paid, pari passu with holders of the Series A Stock, the liquidation value plus all accrued dividends at the date of liquidation, dissolution or winding up of the affairs before any payment to other shareholders. At the option of the holders, the Series B Stock and the cumulative preferred dividends in arrears are convertible into shares of common stock determined by dividing $58,937 by the conversion price of the lesser of $3 or 75% of the average of the closing bid price of common stock during the five (5) trading days immediately prior to the conversion date. If the Company fails to convert or is unable to issue shares of common stock, the holder may redeem the Series B Stock for cash in an amount equal to the fair value of the shares of common stock that would have been converted. The thirty (30) shares of Series B Stock issued provide an intrinsic value of beneficial conversion feature of approximately $414,580. During the year ended June 30, 2001, the holders converted five (5) shares of Series B into 635,471 shares of common stock.

Common Stock

          The Company has authorized for issuance ninety million (90,000,000) shares of common stock, having one hundredth of a cent ($0.0001) par value per share. On December 1, 1998 (date of recommencement) the Company had 10,328,395 shares of common stock issued and outstanding. Prior to December 22, 1998 the Company authorized a 50 to 1 reverse stock split, leaving 206,759 shares (after adjustment for fractional shares). Immediately after the reverse stock split the Company issued 3,937,899 shares for cash in the amount of $98,447. On December 22, 1998 the Company acquired Mobile PET Systems, Inc. in a non-cash, stock for stock transaction by issuing 7,000,000 shares of the Company’s stock in exchange for 7,000,000 shares of Mobile PET Systems, Inc. common stock and subsequently changing its name to Mobile PET Systems, Inc. On February 5, 1999 and May 12, 1999 the Company issued common stock in non-cash transactions as follows: 200,000 shares in connection with employment valued at $250,000. During the period January 21, 1999 to September 30, 2000 the Company issued additional shares of common stock in cash transactions: 1,500,000 shares from the exercise of stock options for cash in the amount of $1,800,000, and 2,065,000 shares for cash in the amount of $4,521,283. On May 12, 2000 the Company issued 35,000 shares of common stock in a non-cash transaction in connection with services valued at $109,375.

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

          During the three months ended September 30, 2001 the Company issued shares of common stock in cash transactions: 2,600,000 shares from paid subscriptions at June 30, 2001 in the amount of $1,000,000; and 4,014,285 shares for cash in the amount of $1,405,000. Also during the three months ended September 30, 2001 the Company issued shares of common stock in non-cash transactions: 100,000 shares as a finders fee; 100,000 shares as compensation valued at $43,000; and 325,967 shares for services valued at $125,251.

Stock Options

          The Company’s Board of Directors and shareholders adopted the 1999 Stock Option Plan pursuant to which incentive stock options or nonstatutory stock options to purchase up to 8,000,000 shares of common stock may be granted to employees, directors and consultants. Stock options generally expire on June 30, 2002, with some options extending to 2005 and vesting over service periods that range from zero to four years.

          As of September 30, 2001, the Company has granted options to purchase 5,740,750 shares of common stock as follows:

	Exercise Price	Number of Shares	Vested Shares
Outstanding June 30, 1999	$1.90–$4.46	1,735,000	975,000
Granted	$1.00–$4.63	4,252,986	2,619,000
Exercised		—	—
Cancelled		—	—

Outstanding, June 30, 2000	$1.00–$4.63	5,987,986	3,594,000
Granted	$.45–$3.75	1,187,250	1,140,003
Exercised		—	—
Cancelled	$1.70–$3.75	(2,124,486)	(1,277,000)

Outstanding June 30, 2000	$.45–$4.63	5,050,750	3,457,003
Granted	$.43–$2.76	1,632,500	1,143,916
Exercised		—	—
Cancelled	$1.00–$3.25	(942,500)	(939,167)

Outstanding, September 30, 2001	$.43-–$4.63	5,740,750	3,661,752

          The Company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” under which no compensation cost for stock options is recognized for the stock option awards granted at or above fair market value. However, during the three months ended September 30, 2001 and 2000 the Company recognized compensation expense using the intrinsic value method of $0 and $92,331, respectively.

Warrants

          At September 30, 2001 warrants were outstanding to purchase 5,417,644 common stock at exercise prices between $0.35 to $5.00 per share, and at the average of the last reported sale price of the common stock for the five trading days preceding the issue date. These warrants expire between March 2002 and February 2009.

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

          The Memorandum of Agreement provides for a distribution to the Company of 8.42% of LRC’s net distributable cash flow, until a total of $210,573 has been distributed and then the distribution of 5.05% of net distributable cash flow, subject to future dilution. The Memorandum of Agreement stopped the accrual of interest at June 1, 1999. At the date of the Memorandum of Agreement, the Company canceled $47,447 of accrued interest from the original investment and at September 30, 2001 and 2000 accrued interest on the investment was $10,573 and $50,520, respectively. The related shareholder, officer and director personally guarantee the investment.

Due from London Radiosurgical Centre, Ltd

          During the three months ended September 30, 2001 and 2000, the Company advanced without interest $500 and $0, respectively to LRC for working capital during LRC’s start up period. At September 30, 2001, and 2000 the balance due from London Radiosurgical Centre, Ltd was $171,137 and $421,783, respectively. The advances are covered by a continuing corporate and personal guarantee.

Loans

          On August 23, 2000, the Company received an eight percent (8%) bridge loan from a director and shareholder in the amount of $200,000, with an original due date of October 11, 2000. The loan’s due date has been extended several times and is currently extended to October 1, 2001. At September 30, 2001 and 2000, there is a balance of accrued interest in the amount of $17,622 and $0, respectively.

          On October 24 2000, the Company received an eight percent (8%) bridge loan from an officer, director and shareholder in the amount of $100,000, which was due on or before November 30, 2000. The loan was extended to June 1, 2001. In October 2000, an eight percent (8%) promissory note was issued in the amount of $100,000 in exchange for the loan. Principal, plus accrued interest is payable in installments: $20,000, plus accrued interest on October 8, 2001 and $10,000 plus accrued interest on the first day of each successive month, until paid in full. At September 30, 2001, there is a balance of accrued interest in the amount of $7,474.

          On January 12, 2001, the Company received an eight percent (8%) bridge loan from an officer, director and shareholder in the amount of $25,000, with an original due date of March 12, 2001. The note has been extended several times and is currently extended to December 1, 2001. At September 30, 2001, there is a balance of accrued interest in the amount of $926.

          On January 17, 2001, the Company received an eight percent (8%) bridge loan from an officer, director and shareholder in the amount of $150,000, with an original due date of March 12, 2001. The note has been extended several times and is currently extended to December 1, 2001. At September 30, 2001, there is a balance of accrued interest in the amount of $5,391.

Note 7—Securities Purchase Agreement

          On March 3, 2000, the Company entered into a Securities Purchase Agreement. As part of the Agreement, the Company issued 60 shares of 8% Cumulative Convertible Redeemable Preferred, Series A Stock for cash in the amount of $2,700,000, net of acquisition fees and 120,000 warrants to purchase shares of common stock at an exercise price of $5.00 per share, which expire in March 2003. The buyer of the preferred stock agreed to purchase shares of common stock of the Company in tranches, for an aggregate purchase price of up to $10,000,000, at a price equal to eighty five percent (85%) of the average closing bid price five (5) consecutive days immediately prior to the Company providing a tranche notice to the buyer. During the year ended June 30, 2001 the Company received $1,075,000, net of offering costs and issued 2,703,093 shares of common stock. There is an aggregate commitment remaining in the amount of $8,925,000 at September 30, 2001.

Note 8—Employment Agreements

          The Company has “at-will” employment and compensation agreements with key officers and employees of the Company. The agreements vary in terms providing annual salaries and options to purchase shares of common stock, which may or may not be contingent upon individual or Company stock performance.

Note 9—Long Term Debt

          Long term debt at September 30, 2001 and 2000 consists of the following:

	2001	2000
Promissory Note with interest at a rate of 11% per annum, due in monthly installments of $2,343, with the first payment beginning on January 1, 2001, with a variable 5% to 1% prepayment penalty	$95,113	$ —
Less current portion	(18,576)	—

Long term debt, net of current portion	$76,537	—

          The maturities of long term debt for each of the succeeding five years subsequent to September 30, 2001, are as follows:

September 30,
2002	$18,576
2003	20,726
2004	23,110
2005	25,799
2006	6,902

$95,113

Note 10—Commitments

          Equipment under capital lease is included in property and equipment as follows:

	September 30,
	2001	2000
Equipment	$19,894,612	$9,145,748
Less accumulated amortization	(3,415,225)	(525,012)

Net capital lease assets	$16,479,387	$8,620,736

          The Company leases office space under a non-cancelable operating lease. The office lease expires in April 2005. The Company leases certain other PET equipment under capital leases. The equipment leases expire through January 2006.

          Rent expense for the three months ended September 30, 2001 and 2000 was $309,192 and $19,295, respectively.

          The following is a schedule by year of the future minimum lease payments at September 30, 2001:

September 30,	Capital Lease	Operating Leases
2002	$ 6,192,047	$122,424
2003	5,672,777	128,550
2004	5,596,403	65,844
2005	4,578,400	—
2006	660,517	—

	22,700,144	$318,968

Less amount representing interest at 12.07%	(5,423,037)

Present value of minimum lease payments (including current portion of $4,067,837)	$17,277,107

          The capital leases are secured by the Company’s assets. There is restricted cash in the amount of $347,544 reserved for these lease commitments. The chief executive officer of the Company personally guarantees one of the leases.

Note 11—Concentration Of Credit Risk

          The Company maintains cash with various major financial institutions in excess of the Federal Deposit Insurance Corporation limits.

          The Company’s mobile PET scanners are purchased from three suppliers and primarily leased from three leasing companies. The Company routinely assesses the financial strength of its suppliers and its leasing companies. Management believes the concentration of credit risks are limited.

Note 12—Earnings (Loss) Per Share

          The computations of basic and diluted earnings per share from continuing operations for the three months ended September 30, 2001 and 2000 were as follows:

	September 30,
	2001	2000
Loss per share—basic
Numerator:
Net loss—available to Common shareholders	$ (1,188,908)	$ (2,539,414)
Denominator:
Weighted-average shares	29,379,306	14,115,346

Loss per share—basic	$ (.04)	(.18)

Loss per share—diluted
Numerator:
Net loss—available to Common shareholders	(1,188,908)	(2,539,414)
Denominator:
Weighted-average shares	29,379,306	14,115,346

Loss per share—diluted	$ (.04)	(.18)

          The weighted average shares listed below were not included in the computation of diluted loss per share because to do so would have been antidilutive for the three months ended September 30, 2001 and 2000:

	September 30,
	2001	2000
Cumulative convertible redeemable preferred stock common stock equivalent	760,285	356,712
Stock options	5,163,576	3,530,880
Warrants	3,709,070	779,289

Note 13—Deposits and Other Assets

          Deposits and other assets consist of the following at September 30, 2001 and 2000:

	2001	2000
Equipment deposits—Mobile PET Units	$388,130	$1,091,375
Equipment rental deposits—other	—	68,980
Lease deposits	96,381	159,073
Other	—	25,250

	$484,511	$1,344,678

          Equipment deposits—Mobile PET Units are refundable upon the Company securing lease financing or may be applied to subsequent equipment orders.

Note 14 – Prior Period Adjustment

          The opening balance of accumulated deficit at June 30, 2001 has been adjusted, reflecting a reduction in obligations under capital lease. The reduction is the correction of an error calculating the present value of minimum lease payments. The effect of the adjustment is as follows:

For the year ended June 30, 2001	As Previously Reported	As Restated
Balance sheet:
Total liabilities	$22,723,419	$22,429,126
Total shareholders’ deficit	$ (591,721)	$ (297,428)
Statement of operations:
Net loss	$ (9,815,016)	$ (9,520,723)
Net loss—available to common shareholders	$(10,293,541)	$ (9,999,248)
Loss per share—basic	$ (0.61)	$ (0.60)
Loss per share—diluted	$ (0.61)	$ (0.60)

Note 15—Subsequent Events

          In October 2001 the Company converted $253,050 due to a director into a promissory note without interest and payable in monthly installments of $14,000 per month beginning on October 15, 2001, until paid in full.

          In October 2001 the Company issued 1,628,571 shares of common stock in a private placement for cash in the amount of $570,000.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS

Overview

          Mobile PET Systems, Inc. is a medical service provider of Positron Emission Tomography (PET) imaging services to hospitals and healthcare professionals in the United States and United Kingdom. PET is a molecular imaging procedure used to diagnose and stage cancer, heart disease and neurological deficits. Our medical service business enables hospitals and other healthcare professionals the ability to access, offer and provide this advanced diagnostic imaging patient service efficiently and with little risk.

          We provide hospitals and physicians access under a service agreement to our state-of-the-art PET imaging systems, which are integrated into mobile coaches or in a stationary PET facility. We provide licensed technical personnel to operate the equipment and perform the technical PET imaging procedure, daily operations and logistical management, marketing, education and peripheral support services. All patient imaging procedures are implemented under the direction of a licensed staff physician who is provided by the medical institution.

          As of September 30, 2001 we were providing our services to over 75 accounts, which consisted of hospitals and physicians in the United States. We also operated a wholly owned subsidiary, The London PET Centre Ltd., which is the only private sector stationary PET facility in the United Kingdom. We believe there are and will be significant opportunities to develop and operate additional mobile and stationary PET facilities in the United States, United Kingdom and in key European markets.

          We have measured the financial position and results of operations of our United Kingdom subsidiaries using local currency as the functional currency. We have translated our assets and liabilities into U.S. dollars at the rates of exchange at the balance sheet date. We have translated our statements of operations using the average exchange rates prevailing throughout the reporting period. We have accumulated the translation gains or losses resulting from the changes in the exchange rates from quarter-to-quarter in a separate component of shareholders equity. We have reflected the transaction gains and losses in the cash flow as the effect of exchange rate changes on cash.

          Our consolidated revenues for the three months ended September 30, 2001 were $3,680,725 compared to the three months ended September 30, 2000, in which we had revenues of $840,981. During the twelve months ended June 30, 2001, we emerged from our development stage period in the United States, establishing the management and operating infrastructure to provide PET imaging services on a national basis to hospitals and other health care professionals. Prior to that date, our efforts were principally focused on capitalization, organizational and business development activities.

          We continue our efforts to develop and expand our service business by increasing utilzation of our existing units, and developing and operating additional mobile and stationary PET systems. As of September 30, 2001 we had 15 mobile systems operating throughout the United States and 1 stationary facility in the United Kingdom. We anticipate we will continue to incur additional losses as we pursue our development efforts. Assuming we continue our unit deployment growth and achieve targeted unit revenues, we believe cash flow will be sufficient to cover our cost of services on a monthly basis commencing in the second quarter of fiscal year 2002.

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

          The principal components of our operating overhead costs consists of salaries and benefits paid to employees, legal and accounting fees, marketing, equipment leasing, equipment service and maintenance, insurance and transportation costs. Because the majority of these costs are fixed, increased revenues as a result of increased patient procedures may provide higher profitability, while lower patient procedures may result in lower profitability. There can be no assurance that we will be able to maintain or increase the number of patient procedures.

          Since our inception we have incurred significant losses. Through September 30, 2001, we have incurred a net loss of $19,342,803. For the three months ended September 30, 2001, we experienced a consolidated net loss from operations of $517,683, compared to a consolidated net loss from operations of $2,024,494 for the three months ended September 30, 2000. We anticipate that our operating losses during the second quarter of fiscal year 2002 should decrease from current levels as we decrease per unit operating costs by deploying additional mobile units or stationary sites, realize higher utilization of our services and subsequent growth in revenues. We have implemented cost reductions by reducing administrative and travel expense and by negotiating higher discounts for new equipment, service and radiotracers. However, we can give no assurances that our efforts will have the desired effects. As a result, in order to achieve and maintain profitability, we will need to continue to increase revenues and effectively manage our operating overhead.

          During the three months ended September 30, 2001, we have raised $1,405,000 of new equity capital through private placements and warrants to purchase common stock.

Factors That May Affect Future Results

          The discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the related notes. This Quarterly Report on Form 10-QSB contains forward-looking statements based upon current expectations that involve risks and uncertainties, including those identified below. For this purpose, any statements contained in it that are not statements of historical fact should be regarded as forward-looking statements within the meaning of the Act and the Exchange Act. For example, the words “believes,” “anticipates,” “plans,” “intends,” “will,” “may” and “expects,” or any variation of these words including the negative of these words, are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on any forward-looking statement contained herein, which speak only as of the date hereof. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unexpected events.

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

          The acceptance of PET technology may be adversely affected by its high cost, concerns by patients and physicians relating to its safety and efficacy, and the substantial market acceptance of other diagnostic tools such as MRIs and CT scans. We have a limited sales force and may need to hire additional technologists and sales and marketing personnel to increase the general acceptance of PET services. Of all the factors affecting our profitability, the failure of PET services to achieve broad market acceptance may likely have the greatest negative impact on our business, financial condition and results of operations and our profitability.

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

          We purchase our PET systems from a limited group of qualified suppliers: CTI of Knoxville Tenn., Siemens Medical Systems, Inc. of Iselin N.J. and GE Medical Systems, Milwaukee, Wisc. While we believe that alternative suppliers could be found for the PET system, there can be no assurance that any supplier could be replaced in a timely manner. Any interruption in the supply and/or delivery of the PET system could materially harm our ability to expand our revenues and, thereby adversely affect our financial condition and results from operations.

We may be unable to provide adequate support to our customers, and this may adversely affect our relationship with them.

          We have limited experience with widespread deployment of our products and services to a diverse customer base, and there can be no assurance that we will have adequate personnel to provide the level of support that our customers may require during initial product deployment or on an ongoing basis. An inability to provide sufficient support to our customers could have an adverse affect on our reputation and relationship with our customers, prevents us from gaining new customers, and adversely affects our business, financial condition or results of operations.

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

          The markets in which our PET services compete are subject to rapid technological change as well as the potential development of alternative diagnostic imaging techniques or products. These changes could render the PET system technologically or economically obsolete, or cause a reduction in the value of, or reduce the need for, PET systems. Should such change occur, there could be no assurance that we will be able to acquire the new or improved systems, which may be required to service our customers.

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

          Upon expiration of our clients’ contracts, we are subject to the risk that clients will cease using our PET systems and purchase or lease their own PET systems, use our competitors’ PET systems or rely on alternate imaging technologies. None of our client contracts expire in 2001, approximately seven percent in 2002, twenty-two percent in 2003, seventeen percent in 2004, twenty percent in 2005 and thirty-four percent in 2006. Moreover, one-third of our client contracts permit the client, upon typically 180 days notice, to terminate the contract “without cause,” and two-thirds of our client contracts permit the client, upon typically 180 days notice, to terminate the contract if the client obtains a fixed site for a PET system. In addition, a portion of our contracts does not have minimum usage requirements.

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

          If our operations are found to be in violation of any of the laws described in this risk factor or the other governmental regulations to which our clients or we are subject, we may be subject to the applicable penalty associated with the violation, including civil and criminal penalties, damages, fines and the curtailment of our operations. Any penalties, damages, fines or curtailment of our operations would adversely affect our ability to operate our business and our financial results. The risk of our being found in violation of these laws is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts and their provisions are open to a variety of interpretations. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business.

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

          Some states require a certificate of need or similar regulatory approval prior to the acquisition of high-cost capital items, including diagnostic imaging systems, or provision of diagnostic imaging services by us or our clients. While currently only one of the seventeen states in which we operate requires a certificate of need, more states are adopting similar licensing requirements. In many cases, a limited number of these certificates are available in a given state. If we are unable to obtain the applicable certificate or approval or additional certificates or approvals necessary to expand our operations, these regulations may limit or preclude our operations in the relevant jurisdictions. Conversely, states in which we have obtained or will obtain a certificate of need may repeal existing certificate of need regulations or liberalize exemptions from the regulations. The repeal of certificate of need regulations in states in which we have obtained a certificate of need or a certificate of need exemption would lower barriers to entry for competition in those states and could adversely affect our business.

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

          For the three months ended September 30, 2001, our net loss from operations was $517,683, compared to our net loss from operations of $2,024,494 for the three months ended September 30, 2000. Our net loss available to common shareholders, after accrued preferred stock dividend, was $1,188,908 for the three months ended September 30, 2001, compared to the net loss of $2,539,414 for the three months ended September 30, 2000.

          We took delivery on our first PET unit in July 1999 and began accruing revenues in August 1999. For the three months ended September 30, 2001, we had fifteen mobile units and one fixed site accepted and placed into service, generating revenues of $3,680,725, and incurring cost of services of $2,094,932, compared to $840,981 in revenues and $612,753 in cost of services for the three months ended September 30, 2000. This substantial difference in revenues and costs is largely attributable to the number of units, which were in service during the applicable periods. As a result of these activities, accounts receivables increased to $2,341,267, net of allowances for doubtful accounts, as of September 30, 2001, as compared to accounts receivables of $567,535, net of allowances for doubtful accounts, as of September 30, 2000. The costs of service revenues represent salaries paid to technologists and drivers, system maintenance, transportation and insurance on our mobile PET systems.

          General and administrative expenses for the three months ended September 30, 2001 were $1,160,491, as compared to $1,027,058 for the three months ended September 30, 2000. Selling and marketing expenses for the three months ended September 30, 2001 were $942,984, as compared to $1,225,664 for the three months ended September 30, 2000. The decrease in selling and marketing expenses was primarily due to employee reductions and reduced traveling expenses.

          Depreciation expense increased from $279,098 for the three months ended September 30, 2000 to $774,267 for the three months ended September 30, 2001 mainly due to the increase in mobile PET units deployed to fifteen mobile and one fixed site at September 30, 2001 compared to five mobile units and one fixed site at September 30, 2000. In addition, we continue to incur costs in building our infrastructure and incur costs in connection with business development advertising and marketing our mobile PET services.

          Our interest income was $2,601 for the three months ended September 30, 2001, as compared to $13,277, for the three and nine months ended September 30, 2000. The reduction in interest was caused by the reduction of cash in money market and other bank accounts from $178,028 to $19,108. Our interest expense of $594,988 for the three months ended September 30, 2001, as compared to the interest expense of $244,558 for the three months ended September 30, 2000, was principally due to the capitalization of our equipment leases of image scanners, coaches and computer equipment.

Liquidity and Capital Resources

          At September 30, 2001, our total assets were $21,453,464, compared to $12,710,814 at September 30, 2000. Our current assets at September 30, 2001 totaled $3,685,955 and our current liabilities were $7,932,424, as compared to September 30, 2000, that reflected current assets of $2,809,010 and current liabilities of $3,199,382. Shareholders’ equity at September 30, 2001 decreased to $150,183 from $2,458,621, due primarily to a net loss of $10,927,270 incurred during the period July 1, 2000 to September 30, 2001.

          Our foreign currency translation adjustment in shareholders’ equity amounted to $(333,743) at September 30, 2001 compared to $30,205 at September 30, 2000. We have reflected the transaction gains and losses in the cash flow as the effect of exchange rate changes on cash of $(92,787) for the three months ended September 30, 2001, compared to $73,143 for the three months ended September 30, 2000.

          Our net cash used in investing activities for the three months ended September 30, 2001 was $24,130 as compared to $100,576 in the three months ended September 30, 2000. This difference is primarily a result of the $24,130 we invested in computers and related equipment for our business and personnel growth, compared to $100,576 for the three months ended September 30, 2000.

          The net cash provided by our financing activities for the three months ended September 30, 2001 was $624,801, a result of the repayment of loans totaling $4,313; common stock issued of $1,405,000 less payments on obligations under capital leases of $775,886, compared to $868,782 for the three months ended September 30, 2000 as a result of preferred stock issued of $885,000; payments on obligations under capital lease of $216,218 and proceeds from loans of $200,000.

PART II OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
          As previously disclosed in the Company’s Form 10-KSB/A for the fiscal year ended June 30, 2001, the Company is currently involved in Twenty-Five Forty LLC v. Mobile PET Systems, Inc., an abandonment of lease case. On February 27, 2001, Twenty-Five-Forty, LLC filed suit against the Company in the Superior Court for the State of California (San Diego) for damages for breach of contract, alleging that the Company abandoned a sub-lease that the Company had entered into with Twenty-Five Forty LLC. The monthly rent under the sub-lease was $2,990, and the space was re-let by the end of May, 2001. The amount at issue is approximately $9,000—$10,000 plus fees and costs.

          The Company filed a cross-complaint against Twenty-Five Forty LLC for intentional and negligent misrepresentation. The cross-complaint alleges, among other things, that Twenty-Five Forty LLC fraudulently induced the Company to enter into the contract and accordingly the lease contract is void. Twenty-Five Forty LLC answered the Company’s cross-complaint on May 4, 2001. This matter is currently scheduled for mediation on December 6, 2001.

ITEM 2.    CHANGES IN SECURITIES

          Between July 1, 2001 and September 5, 2001 we sold an additional 3,714,285 shares of common stock and 1,857,143 warrants to purchase common stock exercisable for a period of 6 months at $0.35 per share, in reliance on Section 4(2) of the Act. The proceeds of this offering was $1,300,000.

          On September 19, 2001 we sold an additional 300,000 shares of common stock and 150,000 warrants to purchase common stock exercisable for a period of two (2) years at $0.35 per share, in reliance on Section 4(2) of the Act. The proceeds of this offering was $105,000.

          On February 15, 2001, we entered into a Corporate and Financial Consultant Agreement with Seraph Capital AG (“Seraph”), to provide investment relations and other services for a two (2) year term. On July 5, 2001, we issued 100,000 shares of common stock as compensation in connection with that agreement, and we are obligated to file a registration statement for such shares on a subsequent registration filing. Seraph also has the right to acquire 150,000 common shares at a price of $1.00 per share for a term of 3 years and 150,000 common shares at a price of $2.00 per share for a term of 3 years. These issuances are made in reliance on Section 4(2) of the Act. We are also obligated to pay a fee of $10,000 per month during the term of that agreement and to pay a finders fee equal to 7% of the financing proceeds received by the Company where Seraph is directly the effective cause of such financing.

          On August 1, 2001 we granted 100,000 shares of common stock valued at $43,000 to an existing consultant of the Company for services previously rendered to us and as an employment continuance bonus, in reliance on Section 4(2) of the Act. In addition, on the same date we issued to that consultant 150,000 fully vested options to purchase common shares at a price of $0.50 per share for a term of 3 years.

          On August 9, 2001 we issued 186,432 shares of common stock at a price of $0.35 per share in satisfaction of an obligation to pay $62,251 to a legal advisor for services previously rendered to us, in reliance on Section 4(2) of the Act.

          On September 21, 2001, we entered into a Consulting Agreement with Dunlap & Kieft, Inc. (“Dunlap”), to provide written research coverage, security analyst, investment relations and other services for a one (1) year term. On October 9, 2001, we issued 100,000 shares of common stock as a non-refundable retainer in connection with that agreement, in reliance on Section 4(2) of the Act, and we are obligated to file a registration statement for such shares on a subsequent registration filing. We are also obligated to pay a finders fee equal to 2.5% of the gross consideration received by the Company in connection with certain financing and other transactions with, and investments made by third parties introduced by Dunlap to Company.

          As previously disclosed in the Company’s Form 10-KSB/A for the fiscal year ended June 30, 2001, on October 8, 2001, effective as of September 21, 2001, we entered into a Consulting Agreement with American Financial Communications, Inc. (AFC), to provide investment relations and other services. In connection with this agreement we are obligated to issue 2,500,000 common shares as a non-refundable retainer, subject to the terms and conditions set forth in that agreement. We are also obligated to file a registration statement for such shares no later than October 31, 2002. We are also obligated to issue 200,000 options to purchase common shares at a price of $1.00 per share for a term of 4 years, and to pay finders fees (i) equal to 2.5% of the gross funding provided by a lender or equity purchaser with no preexisting relationship with the Company and introduced by AFC, and (ii) equal to 2.0% of the gross consideration of an acquisition introduced by AFC and not having a preexisting relationship with the Company. These issuances were in reliance on Section 4(2) of the Act. The voting rights to the 2,500,000 common shares and the 200,000 option shares are granted to the Board of Directors during the ownership of the shares by AFC.

          On August 15, 2001, we entered into a Letter Agreement with Windsor Capital Corporation (“Windsor”), to provide financial consulting services for a period of two (2) years. That agreement provides for compensation in the form of restricted stock, payable at the rate of $10,000 per month based upon the ten (10) day average price immediately prior to such payment. On September 24, 2001, we issued 139,535 shares of restricted stock valued at $60,000 to Windsor at a price of $0.43 per share in connection with that agreement, in reliance on Section 4(2) of the Act.

          On August 15, 2001, we entered into a Letter Agreement with National Media Associates to provide public relations and media services on an ongoing basis. On September 5, 2001, in connection with that agreement we issued 450,000 options to purchase common shares for a term of 5 years at a price of $0.50 per share, in reliance on Section 4(2) of the Act.

          Between October 8, 2001 and October 10, 2001 we sold an additional 1,628,571 shares of common stock and 814,286 warrants to purchase common stock exercisable for a period of 2 years at $0.35 per share, in reliance on Section 4(2) of the Act. We paid a finders fee of 6% in the form of warrants to purchase 25,714 shares of common stock at $0.35 per share in connection with the placement of $150,000 of the shares and warrants to clients of the bank purchasing such shares for the account of its customers. The total proceeds of this offering was $570,000.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

          None.

          (b)  Reports on Form 8-K

          Form 8-K filed with the SEC on July 23, 2001, covering the settlement of certain pending lawsuits pursuant to that certain Settlement Agreement and Conditional Release, dated May 30, 2001.

SIGNATURES

          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
MO	BILE PET SYSTEMS, INC.

Da	te: November 14, 2001
By: /s/ Anthony R. Turnbull
An	thony R. Turnbull
Ch	ief Financial Officer, Secretary and Treasurer