Form 10KSB/A
period 2001-06-30
MOBILE PET SYSTEMS INC
filed 2001-12-24
CIK 1097181

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 3 to

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

          This Amendment No. 3 to Form 10-KSB is being filed to restate the financial statements for the year ending June 30, 2001. This restatement reflects a reduction in obligations under capital leases and a reclassification of other liabilities made to offset other assets due the Company from London Radiosurgical Centre, Ltd. These restatements result in total assets being reduced by $184,425 (from $22,131,695 to $21,947,273), total liabilities being reduced by $477,984 (from $22,723,419 to $22,245,435), total shareholders’ deficit being reduced by $293,559 (from $591,721 to $298,162), and net loss and net loss available to common shareholders being reduced by $294,293 (from $9,815,016 to $9,520,723). As a result of these changes the loss per share, both basic and diluted, is reduced from $0.61 per share to $0.60 per share. The restatement also corrects certain conversions into common stock of Series A Preferred Stock erroneously reported as conversions of Series B Preferred Stock. We believe none of these changes are material and are restating the financial statements solely for the sake of accuracy.

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

          As of June 30, 2001, we have nine (9) mobile CTI/Siemens Medical Systems ECAT ® EXACT ™ PET systems, five (5) General Electric Medical Systems ® ADVANCE ™ PET Imaging Systems, and one dedicated Non/Mobile GE PET system in operation. One additional CTI/Siemens PET system was received and placed in operation after June 30, 2001. Three (3) of the systems are under capital leases with Finova Capital Corporation, three (3) of the systems are under capital leases with Siemens Medical Systems, Inc., six (6) of the systems are under capital leases with General Electric, and three (3) of the systems are rented from Siemens Medical Systems, Inc. The cost for a fully commissioned PET imaging system can range from $1.6 to $1.875 million inclusive of mobile coach or lease hold improvements.

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

          On July 1, 2001, CMS approved broad coverage reimbursement for PET for the clinical indications outlined below.

Clinical Indications

Single Pulmonary Nodule (SPN)	Characterization

Lung Cancer (Non small cell)	Diagnosis, Staging and Restaging

Colorectal Cancer	Diagnosis, Staging and Restaging

Lymphoma	Diagnosis, Staging and Restaging

Melanoma	Diagnosis, Staging and Restaging

Esophageal	Diagnosis, Staging and Restaging

Head and Neck Cancer	Diagnosis, Staging and Restaging

FDG Cardiac—Myocardial Viability	Following inconclusive SPECT

Epilepsy (Refractory seizures)	Pre-surgical evaluation

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

          A wholly-owned subsidiary of the Company, London PET Centre Ltd., intends to enter into a sublease with London Radiosurgical Centre Ltd., on or about November, 2001, pursuant to which London PET Centre Ltd. shall sublease approximately 2000 square feet in a medical office building located at 154 Harley Street, London, England. This sublease shall be for £3,333 (approximately $4,832) per month plus annual increases in future years. The sublease shall run through October 9, 2022, with termination rights after October 9, 2007.

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

          As previously reported in a Current Report on Form 8-K, filed under the Exchange Act on May 30, 2001 we entered into a settlement agreement of litigation between us, York, LLC and certain other parties which provided for, among other items: (i) the issuance to York, LLC of a warrant to purchase 400,000 common shares at a price of $0.70 per share, exercisable within 5 years; (ii) the delivery of 723,981 common shares pursuant to a “tranche notice” dated March 2001; (iii) payment by York, LLC to us of $570,000 as pre-funding for the purchase of common shares pursuant to tranche notices from us to York, LLC under the Securities Purchase Agreement as modified by the settlement agreement. These issuances were pursuant to Section 4(2) of the Act and Regulation S under the Act.

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

          Since our inception we have incurred significant losses. Through June 30, 2001, we have incurred a net loss of $18,230,549. For the three months and twelve months ended June 30, 2001, we experienced a consolidated net loss from operations of $1,473,853 and $7,605,413 respectively, compared to a consolidated net loss from operations of $3,441,875 and $6,295,011 for the three and twelve months ended June 30, 2000. We anticipate that our operating losses during the first quarter fiscal 2002 should decrease from current levels as we decrease per unit operating costs by deploying additional mobile units or stationary sites, realize higher utilization of our services and subsequent growth in revenues. We have implemented cost reductions by reducing administrative and travel expense and by negotiating higher discounts for new equipment, service and radio tracers. However, we can give no assurances that our efforts will have the desired effects. As a result, in order to achieve and maintain profitability, we will need to continue to increase revenues and effectively manage our operating overhead.

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

          For the three months and twelve months ended June 30, 2001, our net loss from operations was $1,473,853 and $7,605,413 respectively, compared to our net loss from operations of $3,441,875 and $6,295,011 respectively, for the three and twelve months ended June 30, 2000. Our net loss available to common shareholders, after preferred stock dividend, was $1,896,253 or $0.11 per share, for the three months and $9,999,248 or $0.60c per share, for the twelve months ended June 30, 2001, compared to the net loss of $3,530,558 or $0.25c per share, for the three months and the net loss of $7,797,554 or $0.56c per share, for the twelve months ended June 30, 2000.

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

          General and administrative expenses for the three months and twelve months ended June 30, 2001 were $4,458,893 and $11,660,487, respectively, as compared to $3,849,714 for the three months and $6,742,283 for the twelve months ended June 30, 2000. We incurred increased general and administrative expenses due primarily to the growth in staff as payroll expenses increased from $780,193.84 and $1,923,877.23 for the three and twelve months ended June 30, 2000, respectively, to $1,522,577 and $5,192,982, respectively, for the three and twelve months ended June 30, 2001. Depreciation expense increased from $259,728 and $490,215, respectively, for the three and twelve months ended June 30, 2000 to $770,160 and $2,353,268, respectively, for the three and twelve months ended June 30, 2001 mainly due to the increase in mobile PET units deployed to fourteen at June 30, 2001 compared to three units at June 30, 2000. In addition, we continue to incur costs in building our infrastructure and incur costs in connection with business development advertising and marketing our mobile PET services.

          Our interest income was $3,090 and $32,137, respectively, for the three and twelve months ended June 30, 2001, as compared to $34,345 and $89,838, respectively, for the three and nine months ended June 30, 2000. The reduction in interest was caused by the reduction of cash in money market and other bank accounts from $521,033 to $63,080. Our interest expense of $614,644 and $1,941,185, respectively, for the three and twelve months ended June 30, 2001, as compared to the interest expense of $127,191 and $389,297, respectively, for the three and twelve months ended June 30, 2000, was principally due to the capitalization of our equipment leases of image scanners, coaches and computer equipment.

Liquidity and Capital Resources

          At June 30, 2001, our total assets were $21,947,273, compared to $10,001,903 at June 30, 2000. Our current assets at June 30, 2001 totaled $3,444,272 and our current liabilities were $8,059,470, as compared to June 30, 2000, that reflected current assets of $2,873,972 and current liabilities of $2,141,463. Shareholders’ equity at June 30, 2001 decreased to $(298,162) from $3,123,674, due primarily to the issuance of 20 shares of Series B Convertible Preferred Stock and warrants for $885,000, net of issuance costs, stock subscriptions of $547,500 and a net loss of $2,101,209 and $9,520,723 incurred in the three and twelve months, respectively, ended June 30, 2001. In the comparable three and twelve months ended June 30, 2000, shareholders’ equity was primarily the result of 51 shares of common stock issued from subscriptions paid in the amount of $285,000, net of offering costs, and a three and twelve months net loss of $2,375,165 and $7,797,554, respectively.

          Our foreign currency translation adjustment in shareholders’ equity amounted to $(321,091) at June 30, 2001 compared to $(42,938) at June 30, 2000. We have reflected the transaction gains and losses in the cash flow as the effect of exchange rate changes on cash of $(83,819) and $(14,118) for the three and twelve months ended June 30, 2001, compared to $(40,310) and $(45,997) for the three and twelve months ended June 30, 2000.

          Our net cash used in investing activities for the three and twelve months ended June 30, 2001 was $(163,505) and $(326,471), as compared to $(267,127) and $(612,512) in the three and twelve months ended June 30, 2000. This difference is primarily a result of the $326,471 we invested in computers and related equipment for our business and personnel growth, compared to $267,127 and $1,165,051 for the three and twelve months ended June 30, 2000 and the fact that there were no proceeds from sale of equipment in the three and twelve month period ended June 30, 2001 compared to $0 for the three months and $552,539 for the twelve months ended June 30, 2000.

          The net cash provided by our financing activities for the three and twelve months ended June 30, 2001 was $1,675,707 and $4,968,294, a result of: loan proceeds of $1,333,753 less the repayment of loans totaling $9,327; preferred stock issued of $1,385,000; common stock issued of $3,618,650 less payments on obligations under capital leases of $1,359,782, compared to $(129,813) and $5,486,392 for the three and twelve months ended June 30, 2000 as a result of preferred stock issued of $2,700,000; common stock issued of $2,949,283 and payments on obligations under capital lease of $(162,891).

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

PE	TERSON & CO.

San	Diego, California
Au	gust 28, 2001 (except with respect to the
con	version of preferred stock into common
sto	ck as discussed in Note 5, and Note 15,
as	to which the date is December 12, 2001)

MOBILE PET SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
June 30, 2001 and 2000
	2001	2000
ASSETS
Current assets
Cash	$ 63,080	$ 521,033
Accounts receivable, net of allowance for doubtful accounts of $116,000 and $116,000 at June 30, 2001 and 2000, respectively	2,056,752	472,733
Due from London Radiosurgical Centre, Ltd	—	13,317
Due from London PET Centre, Ltd	—	—
Due from Mobile PET Leasing, Ltd	—	—
Due from Mobile PET Systems (UK), Ltd	—	—
Due from Mobile PET Systems, Inc	—	—
Other receivables	4,315	308,163
Prepaid expenses	838,164	241,762
Deposits and other assets	481,961	1,316,964

Total current assets	3,444,272	2,873,972
Property and equipment, net	17,708,992	6,133,711
Other assets
Accrued interest receivable	10,573	42,957
Due from London Radiosurgical Centre, Ltd	238,566	421,783
Due from London PET Centre, Ltd	—	—
Subordinated equity participation	200,000	200,000
Restricted cash	344,870	329,480

Total assets	$21,947,273	$10,001,903

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable	$ 2,413,170	$ 638,500
Current portion of long-term debt	18,071	—
Due to London PET Centre, Ltd	—	—
Due to Mobile PET Leasing, Ltd	—	—
Loans payable	475,000	—
Accrued and other liabilities	1,164,543	475,853
Income taxes payable	1,600	800
Other liabilities	38,703	—
Obligations under capital lease—current	3,948,383	1,026,310

Total current liabilities	8,059,470	2,141,463
Noncurrent liabilities
Obligations under capital lease	14,104,610	4,724,052
Long-term debt	81,355	—
Due to London PET Centre, Ltd	—	—
Due to Mobile PET Systems, Inc	—	—
Deferred revenue	—	12,714

Total liabilities	22,245,435	6,878,229
Shareholders’ equity (deficit)
Preferred stock; $0.0001 par value; 10,000,000 shares authorized; 64 and 60 shares issued and outstanding at June 30, 2001 and 2000, respectively	3,801,421	3,000,000
Common stock; $0.0001 par value; 90,000,000 shares authorized; 25,484,086 and 14,944,658 shares issued and outstanding at June 30, 2001 and 2000, respectively	2,549	1,495
Additional paid in capital	14,449,508	8,580,888
Accumulated deficit	(18,230,549)	(8,415,771)
Foreign currency translation adjustment	(321,091)	(42,938)

Total shareholders’ equity (deficit)	(298,162)	3,123,674

Total liabilities and shareholders’ equity (deficit)	$21,947,273	$10,001,903

MOBILE PET SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Year Ended June 30, 2001 and 2000

	2001	2000
Service revenues	$ 7,163,311	$1,122,969
Cost of service revenues	3,108,237	675,697

Gross profit	4,055,074	447,272
Expenses
General and administrative	11,660,487	6,742,283

Total expenses	11,660,487	6,742,283

Loss from operations	(7,605,413)	(6,295,011)
Other income (expense)
Interest income	32,137	89,838
Other income	(4,662)	4,163
Interest expense	(1,941,185)	(389,297)

Total other income (expense)	(1,913,710)	(295,296)

Loss before provision for income taxes	(9,519,123)	(6,590,307)
Provision for income taxes	1,600	1,600

Net loss	(9,520,723)	(6,591,907)
Preferred stock dividend	(478,525)	(1,205,647)

Net loss—available to common shareholders	$ (9,999,248)	$(7,797,554)

Loss per share—basic	$ 0.60	$ (0.56)

Loss per share—diluted	$ 0.60	$ (0.56)

MOBILE PET SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Year Ended June 30, 2001 and 2000

	Preferred Stock		Common Stock		Additional Paid In Capital	Accumulated Deficit	Foreign Currency Translation Adjustment	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance—December 1, 1998	—	$ —	10,328,395	$1,033	$ 825,803	$ (826,836)	$ —	$ —
Reverse stock split: 50–1			(10,121,636)	(1,012)	1,012			—
Common stock issued			3,937,899	394	98,053			98,447
Balance immediately prior to acquisition			4,144,658	415	924,868	(826,836)	—	98,447
Common stock issued in acquisition			7,000,000	700	(700)			—
Common stock issued through the exercise of stock options			1,500,000	150	1,449,850			1,450,000
Common stock issued as compensation			200,000	20	249,980			250,000
Common stock subscribed through the exercise of options					350,000			350,000
Common stock subscribed, net of offering costs					1,572,000			1,572,000
Net loss						(997,028)	—	(997,028)
Balance—June 30, 1999	—	—	12,844,658	1,285	4,545,998	(1,823,864)	—	2,723,419
Common stock issued from subscriptions paid, net of offering costs			515,000	51	284,949			285,000
Common stock issued in private placement, net of offering costs			1,550,000	155	2,664,128			2,664,283
Common stock issued for services			35,000	4	109,371			109,375
Preferred stock issued in private placement, net of offering costs	60	3,000,000			(300,000)			2,700,000
Options issued as compensation					1,276,442			1,276,442
Net loss						(6,591,907)		(6,591,907)
Foreign currency translation adjustment							(42,938)	(42,938)

Balance—June 30, 2000	60	3,000,000	14,944,658	1,495	8,580,888	(8,415,771)	(42,938)	3,123,674
Preferred stock issued in private placement, net of offering costs	30	1,500,000			(115,000)			1,385,000
Recapitalization of preferred stock		621,456			(347,500)	(273,956)		—
Common stock issued in private placement, net of offering costs			3,735,584	374	1,868,276			1,868,650
Common stock issued through conversion of preferred stock	(26)	(1,320,035)	1,743,735	175	1,319,860			—
Common stock issued through conversion of preferred stock dividends			47,778	4	20,095	(20,099)		—
Common stock issued through conversion of debt			1,875,000	188	749,812			750,000
Common stock issued through settlement agreement			2,733,981	273	749,727			750,000
Common stock subscribed, net of offering costs					1,000,000			1,000,000
Common stock issued for services			403,350	40	201,635			201,675
Options issued as compensation					413,915			413,915
Convertible debt intrinsic beneficial conversion feature					7,800			7,800
Net loss						(9,520,723)		(9,520,723)
Foreign currency translation adjustment							(278,153)	(278,153)

Balance—June 30, 2001	64	$3,801,421	25,484,086	$2,549	$14,449,508	$(18,230,549)	$(321,091)	$ (298,162)

	2001	2000
Cash flows from operating activities
Net loss	$ (9,520,723)	$(6,591,907)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation and amortization	2,353,268	490,215
Gain on sale of asset	—	(14,127)
Interest	53,807	—
Compensation for options to purchase common stock	413,915	1,276,442
Common stock issued for services	201,675	109,375
(Increase) decrease in operating assets
Accounts receivable	(1,585,446)	(472,787)
Due from London Radiosurgical Centre, Ltd.	219,634	(428,261)
Prepaid expenses	(596,403)	(223,772)
Deposits and other assets	842,814	(777,798)
Restricted cash	(15,390)	(77,108)
Accrued interest receivable	32,384	(42,957)
Increase (decrease) in operating liabilities
Accounts payable	1,780,771	557,512
Income taxes payable	800	—
Accrued and other liabilities	745,950	91,219
Deferred revenue	(12,714)	12,714

Net cash used in operating activities	(5,085,658)	(6,091,240)

Cash flows from investing activities
Capital expenditures	(326,471)	(1,165,051)
Proceeds from sale of equipment	—	552,539

Net cash used in investing activities	(326,471)	(612,512)

Cash flows from financing activities
Proceeds from loan	1,333,753	50,000
Repayment of loan	(9,327)	(50,000)
Payments on obligations under capital lease	(1,359,782)	(162,891)
Preferred stock issued	1,385,000	2,700,000
Common stock issued	3,618,650	2,949,283

Net cash provided by financing activities	4,968,294	5,486,392

Net (decrease) increase in cash	(443,835)	(1,217,360)
Effect of exchange rate changes on cash	(14,118)	(45,997)
Cash—beginning of year	521,033	1,784,390

Cash—end of year	$ 63,080	$ 521,033

SUPPLEMENTAL DISCLOSURES
Interest paid	$ 1,854,747	$ 391,664
Income taxes paid	$ —	$ 1,600
Income taxes refunded	$ —	$ 2,750
NON CASH INVESTING ACTIVITIES
Equipment under capital lease	$13,730,169	$5,946,810
NON CASH FINANCING ACTIVITIES
Preferred stock dividend—beneficial conversion feature	$ 478,525	$1,205,647
Obligations under capital lease	$13,730,169	$5,946,810
Conversion of debt to equity	$ 750,000	$ —

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

Note 4—Property and Equipment

          Property and equipment at June 30, 2001 and 2000 consist of the following:

	June 30,
	2001	2000
Computer equipment	$ 1,064,891	$ 597,907
Office furniture and fixtures	171,456	56,581
Office equipment	12,752	7,092
Equipment	19,277,520	5,946,810

	20,526,619	6,608,390
Less accumulated depreciation	(2,817,627)	(474,679)

	$17,708,992	$6,133,711

          Depreciation expense for the years ended June 30, 2001 and 2000 was $2,353,268 and $490,215, respectively.

Note 5—Capitalization

Preferred Stock

          On January 20, 2000, the Company authorized for issuance ten million (10,000,000) shares of preferred stock having one hundredth of a cent ($0.0001) par value per share. On March 3, 2000 the Company designated and issued sixty (60) shares 8% Cumulative Convertible Redeemable Preferred, Series A Stock (“Series A”) for cash in the amount of $2,700,000, net of acquisition fees. In addition, under this Securities Purchase Agreement the Company issued 120,000 warrants to purchase shares of common stock at an exercise price of $5 per share, which expire in March 2003. The shares of Series A Stock have no voting rights, have an original liquidation value of $50,000 per share, and accrue dividends at a rate of eight percent (8%) per annum per share on the liquidation value payable upon conversion. On May 30, 2001 the liquidation value was increased to $58,937 when the Company entered into a Settlement Agreement and Conditional Release of a lawsuit surrounding the Securities Purchase Agreement. The total liquidation value of the shares outstanding at June 30, 2001 and 2000 in the amount of $2,033,318 and $3,000,000, respectively is classified on the Company’s balance sheet as preferred stock. Cumulative preferred dividends are payable upon conversion and at June 30, 2001 there are cumulative preferred dividends in arrears in the amount of $58,137 or $1,685 per share. In the event of any liquidation, dissolution or winding up of the affairs of the Company, holders of the Series A Stock shall be paid the liquidation value plus all accrued dividends at that date before any payment to other shareholders. At the option of the holders, the Series A Stock and the cumulative preferred dividends in arrears are convertible into shares of common stock determined by dividing $58,937 by the conversion price of the lesser of $5 or 75% of the average of the closing bid price of common stock during the five (5) trading days immediately prior to the conversion date. If the Company fails to convert or is unable to issue shares of common stock, the holder may redeem the Series A Stock for cash in an amount equal to the fair value of the shares of common stock that would have been converted. The sixty (60) shares of Series A Stock provide an intrinsic value of beneficial conversion feature of approximately $1,206,000. During the year ended June 30, 2001, the holders converted twenty five and one half (25½) shares of Series A into 1,743,735 shares of common stock.

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

	June 30,
	2001	2000
Net loss
As reported	$ (9,520,723)	$(6,591,907)
Pro forma	(10,440,651)	(8,134,981)
Net loss—available to common shareholders
As reported	$ (9,999,248)	$(7,797,554)
Pro forma	(10,919,176)	(9,340,628)
Loss per share
As reported	$ (.60)	$ (0.56)
Pro forma	$ (.65)	$ (0.67)

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

Due from London Radiosurgical Centre, Ltd

          LRC provides office space and administrative expense, under normal commercial terms to The London PET Centre Limited. The London PET Centre Limited made cash payments of approximately $228,637 and $342,029 to LRC and office space and administrative expense was approximately $240,791 and $526,092 during the years ended June 30, 2001 and 2000, respectively. During the year ended June 30, 2001 and 2000, the Company advanced without interest $500 and $391,812, respectively to LRC for working capital during LRC’s start up period. The advances are covered by a continuing corporate and personal guarantee. There is a balance due from London Radiosurgical Centre, Ltd in the amount of $238,566 and $435,100 at June 31, 2001 and 2000, respectively.

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

F-34

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

Note 9—Income Taxes

          At June 30, 2001 the Company has a net operating loss carryforwards for tax purposes of approximately $12,200,000, which expires through the year 2020. The Internal Revenue Code contains provisions, which may limit the loss carryforward available if significant changes in shareholder ownership of the Company occur.

          The components of the provision for income taxes for the years ended June 30, 2001 and 2000 are as follows:

	June 30,
	2001	2000
Current
Foreign	$ —	$ —
Federal	—	—
State	1,600	1,600

	1,600	1,600
Deferred
Foreign	—	—
Federal	—	—
State	—	—

	—	—

Provision for income taxes	$1,600	$1,600

          The components of the net deferred tax assets were as follows:

	June 30,
	2001	2000
Deferred tax assets
Non-cash compensation	$ 266,794	$ 610,782
Organization and startup costs	91,115	155,949
State tax benefit and other	441,682	274,728
Net operating loss carryforward	5,219,573	1,876,357

	6,019,164	2,917,816
Deferred tax liabilities
Depreciation	376,292	44,688

	5,642,872	2,873,128
Less valuation allowance	(5,642,872)	(2,873,128)

Net deferred tax assets	$ —	$ —

Note 10—Long Term Debt
Long	term debt at June 30, 2001 and 2000 consists of the following:
	2001	2000
Promissory Note with interest at a rate of 11% per annum, due in monthly installments of $2,343, with the first payment beginning on January 1, 2001, with a variable 5% to 1% prepayment penalty.	$99,426	$ —
Less current portion	(18,071)	—

Long term debt, net of current portion	$81,355	$ —

          The maturities of long term debt for each of the succeeding five years subsequent to June 30, 2001, are as follows:

June 30,
2002	$18,071
2003	21,162
2004	22,480
2005	25,096
2006	13,617

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

          Rent expense for the year ended June 30, 2001 and 2000 was $209,586 and $47,217, respectively.

The following is a schedule by year of the future minimum lease payments at June 30, 2001:

June 30,	Capital Lease	Operating Leases
2002	$ 6,324,291	$ 963,614
2003	6,157,716	1,217,565
2004	6,157,716	1,191,151
2005	5,444,391	1,100,789
2006	1,858,617	879,923

	25,942,732	$5,353,042

Less amount representing interest at 12.07%	(7,889,739)

Present value of minimum lease payments (including current portion of $3,948,383)	$18,052,993

          The capital leases are secured by the Company’s assets. There is restricted cash in the amount of $344,870 reserved for these lease commitments. The chief executive officer of the Company personally guarantees one of the leases.

Note 12—Concentration o f Credit Risk

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

Note 13—Earnings (Loss) Per Share

          The computations of basic and diluted earnings per share from continuing operations for the year ended June 30, 2001 and 2000 were as follows:

	June 30,
	2001	2000
Loss per share—basic
Numerator:
Net loss—available to Common shareholders	$ (9,999,248)	$ (7,797,554)
Denominator:
Weighted-average shares	16,740,203	13,906,885

Loss per share—basic	$ (.60)	$ (.56)

Loss per share—diluted
Numerator:
Net loss—available to Common shareholders	$ (9,999,248)	$ (7,797,554)
Denominator:
Weighted-average shares	16,740,203	13,906,885

Loss per share—diluted	$ (.60)	$ (.56)

          The weighted average shares listed below were not included in the computation of diluted loss per share because to do so would have been antidilutive for the year ended June 30, 2001 and 2000:

	June 30
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

Note 15—Restatement

          The June 30, 2001 financial statements have been restated, reflecting a reduction in obligations under capital lease. The reduction is the correction of an error calculating the present value of minimum lease payments. A reclassification of other liabilities has been made to offset other assets due from London Radiosurgical Centre, Ltd.

          The effect of the restatement and reclassification is as follows:

For the year ended June 30, 2001	As Previously Reported	As Reclassified and Restated
Balance sheet:
Total assets	$22,131,698	$21,947,273
Total liabilities	$22,723,419	$22,245,435
Total shareholders’ deficit	$ (591,721)	$ (298,162)
Statement of operations:
Net loss	$ (9,815,016)	$ (9,520,723)
Net loss—available to common shareholders	$(10,293,541)	$ (9,999,248)
Loss per share—basic	$ (0.61)	$ (0.60)
Loss per share—diluted	$ (0.61)	$ (0.60)

Note 16—Subsequent Events

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

SUMMARY COMPENSATION TABLE

	Annual Compensation				Long Term Compensation
(a)	(b)	(c)	(d)	(e)	(f)	(g)
Name and Principal Position as of 6/30/01	Year Ending	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Securities Underlying Options (#)	All Other Compensation ($) (1)
Paul J Crowe	06/30/2001	200,000			0	3,000.00
Chief Executive Officer	06/30/2000	179,167.00	25,000.00	7,200.00	400,000
	06/30/1999	100,000.00		1,800.00	100,000

Thomas G. Brown	06/30/2001	112,500.00			0
Chief Financial Officer	06/30/2000	110,000.00			3,000,000 (2)
	06/30/1999	15,000.00			350,000 (2)

Anthony Turnbull	06/30/2001	30,769.28			30,000
Vice President Finance

Edmund Yochum	06/30/2001	130,000.00	14,618.59	35,381.41	370,000	3,600.00
Vice President—Business Develpment	06/30/2000	53,884.59			100,000	3,600.00

Steve Vandecar	06/30/2001	117,269.59			150,000	2,450.00
Vice President Operations	06/30/2000	26,923.05			100,000	1,400.00

James Corlett	06/30/2001	127,019.21			400,000	3,600.00
Vice President	06/30/2000	84,282.05		3,000.00	300,000	7,800.00
Administration	06/30/1999	17,708.35		3,000.00	300,000

(1)	“All Other Compensation” consists of auto allowances for Paul Crowe, Edmund Yochum, Steve Vandecar and James Corlett. These auto allowances ceased in December 2000.

(2)	Cancelled October 2001.

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

          The Company entered into a Memorandum of Agreement effective as of June 1, 1999 restructured an 8% interest in a subordinated equity participation in LRC. The market value of the subordinated equity participation is not readily determinable, and is recorded at cost in the amount of $200,000. The original agreement provided for distributions of cash, if any, including interest at a rate of 15% per annum, up to the amount of the investment plus accrued interest, after which the Company was to receive its proportionate share of 60% of net distributable income. According to the terms of the participation agreement, net income available for distribution is equal to net income less equipment financing payments, operating expenses, reserve capital and taxes. The Memorandum of Agreement provides for a distribution to the Company of 8.42% of LRC’s net distributable cash flow, until a total of $210,573 has been distributed and then the distribution of 5.05% of net distributable cash flow, subject to future dilution. The Memorandum of Agreement stopped the accrual of interest at June 1, 1999. At the date of the Memorandum of Agreement, the Company canceled $47,447 of accrued interest from the original investment and at September 30, 2001 accrued interest on the investment was $10,573. Mr. Crowe personally guarantees the investment.

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

Exhibit No.	Description	Reference

2.1	Acquisition Agreement between Colony International, Inc. and the Company	(1)

2.2	Acquisition Agreement between American Coin and Stamp Ventures, Inc. and Colony International, Inc.	(1)

3.1	Certificate of Incorporation, as amended	(2)

3.2	Amended and Restated Bylaws	(1)

3.3	Certificate of Designation of Series A Convertible Preferred Stock	(3)

3.4	Certificate of Designation of Series B Convertible Preferred Stock	(8)

10.1	Equipment Lease No. 4125 with Finova Capital Corporation; Addendum I to Equipment Lease No. 4125; Addendum Nos. One and Two to Lease Schedule No. 4125.01	(1)

10.2	Security Agreement with Finova Capital Corporation	(1)

10.3	Common Stock Purchase Warrant with Finova Capital Corporation	(1)

10.4	Continuing Personal Guaranty between Paul J. Crowe and Finova Capital Corporation	(1)

10.5	Collateral Assignment of Agreements by the Company to Finova Capital Corporation	(1)

10.6	Subordination Agreement with Finova Capital Corporation	(1)

10.7	Office Space Lease Agreement between Shelter Cove Marina, Ltd./San Diego Unified Port District and the Company	(1)

10.8	Form of Positron Emission Tomography Mobile Services Agreement	(1)

10.9	Promissory Note with The London Radiosurgical Centre, Ltd.	(1)

10.10	Letter Agreement with The London Radiosurgical Centre, Ltd.	(1)

10.11	Employment Agreement with Mr. Crowe	(1)

10.12	Employment Agreement with Mr. Corlett, as amended	(1)

10.13	Consulting Agreement with Mr. Brown	(1)

10.14	Consulting Agreement with Northwest Capital Partners, LLC	(1)

10.15	Consulting Agreement with Michael Baybak and Company, Inc.	(1)

10.16	Consultancy Agreement with Dr. Piers Nicholas Plowman	(1)

10.17	1999 Stock Option Plan	(10)

10.18	Securities Purchase Agreement with York LLC	(4)

10.19	Sale/Leaseback Agreements with Finova Capital Corporation — Lease Schedule No. 4125.01	(5)

10.20	Sale/Leaseback Agreements with Finova Capital Corporation—Lease Schedule No. 4125.02; Addendum No. One to Lease Schedule No. 4125.02; Bill of Sale for one Calumet Coach	(4)

10.21	Sale/Leaseback Agreements with Finova Capital Corporation—Lease Schedule No. 4125.02A; Lease Schedule No. 4125.02B; Addendum No. One to Lease Schedule No. 4125.02B	(5)

Exhibit No.	Description	Reference

10.22	Sale/Leaseback Agreements with Finova Capital Corporation—Amendment No. One to Lease Schedule No. 4125; Lease Schedule No. 4125.03A; Amendment No. One to Lease Schedule No. 4125.03A; Lease Schedule No. 4125.03B; Amendment No. One to Lease Schedule No. 4125.03B	(6)

10.23	Sale/Leaseback Agreements with Finova Capital Corporation—Addendum No. One to Lease Schedule No. 4125.03B	(7)

10.24	Master Hire Purchase Agreement between IGE Medical Services Limited and the Company	(5)

10.25	Office Space Lease Agreement between Shelter Cove Marina, Ltd. and the Company	(7)

10.26	Sales Office Sublease between Twenty-Five-Forty, LLC and the Company	(8)

10.27	Agreements between GE Healthcare Financial Services and the Company—Master Masterline (coach); Master Leaseline (scanner)	(8)

10.28	Positron Emission Tomography Mobile Services Agreement between the Company and Salem Hospital; First and Second Amendments	(8)

10.29	PET Imaging Services Agreement with Redwood Regional Medical Group; Amendment	(8)

10.30	Purchase Agreement between York LLC and the Company dated September 21, 2000	(8)

10.31	Common Stock Purchase Warrant between York LLC and the Company dated September 21, 2000	(8)

10.32	Form of Corporate and Personal Guaranty of Neurotechnologies International, Inc. and Paul Crowe, respectively, for the debt of London Radiosurgical Centres, Ltd. to the Company dated July 1, 2000	(8)

10.33	Strategic Partnership Agreement dated December 19, 2000 between 43 GE Medical Systems, a division of General Electric Company, and Mobile PET Systems, Inc.	(9)

10.34	Consulting Agreement effective as of September 21, 2001, between Mobile PET Systems, Inc. and American Financial Communications, Inc.	(11)

21	Subsidiaries of the Registrant	(11)

23.1	Consent of Independent Accountants	(11)

(1)	Previously filed as an Exhibit to the Company’s Form 10SB filed with the Securities and Exchange Commission on October 19, 1999.
(2)	Previously filed as an Exhibit to the Company’s Form 10SB, Amendment No. 1, filed with the Securities and Exchange Commission on February 9, 2000.
(3)	Previously filed as an Exhibit to the Company’s Form 10SB, Amendment No. 2, filed with the Securities and Exchange Commission on March 16, 2000.
(4)	Previously filed as an Exhibit to the Company’s Form 10-QSB, Amendment No. 1, for the period ended December 31, 1999, filed with the Securities and Exchange Commission on March 16, 2000.
(5)	Previously filed as an Exhibit to the Company’s Form 10-QSB for the period ended March 31, 2000, filed with the Securities and Exchange Commission on May 22, 2000.
(6)	Previously filed as an Exhibit to the Company’s Form 10-QSB, Amendment No. 3, for the period ended December 31, 1999, filed with the Securities and Exchange Commission on May 31, 2000.
(7)	Previously filed as an Exhibit to the Company’s Form 10-QSB, Amendment No. 1, for the period ended March 31, 2000, filed with the Securities and Exchange Commission on May 31, 2000.
(8)	Previously filed as an Exhibit to the Company’s Form 10-KSB for the fiscal year ended June 30, 2000, filed with the SEC on October 11, 2000.

(9)	Previously filed as an Exhibit to the Company’s Form 10-QSB, for the period ended March 31, 2001, filed with the SEC on May 23, 2001.
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

MO	BILE PET SYSTEMS, INC.

By	: /s/ PAUL J. CROWE
Pau	l J. Crowe, President

Da	te: December 21, 2001

          In accordance with Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	: /S/ PAUL J. CROWE
Pau	l J. Crowe, President, Chief Executive Officer and Director

Da	te: December 21, 2001

By	: /S/ ANTHONY TURNBULL
An	thony Turnbull, Chief Financial Officer, Secretary and Treasurer

Da	te: December 21, 2001

By	: /S/ ROBERT C. BUSH
Ro	bert C. Bush, Director

Da	te: December 21, 2001