Form 10QSB/A
period 2001-09-30
MOBILE PET SYSTEMS INC
filed 2001-12-24
CIK 1097181

UNITED STATES

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

          This Amendment No. 1 to Form 10-QSB is being filed to restate the financial statements for the quarter ending September 30, 2001. The restatement of the financial statements for this period is necessary as a result of the restatement of the financial statements for the year ending June 30, 2001, which is the subject of Amendment No. 3 to the Company’s Form 10-K filed concurrently herewith. That restatement reflects a reduction in obligations under capital leases, a reclassification of other liabilities made to offset other assets due the Company from London Radiosurgical Centre, Ltd, and the correction of certain conversions into common stock of Series A Preferred Stock erroneously reported as conversions of Series B Preferred Stock. We believe that none of these changes are material and are restating these financial statements solely for the sake of accuracy.

MOBILE PET SYSTEMS, INC. AND SUBSIDIARIES

For the quarterly period ended September 30, 2001

MOBILE PET SYSTEMS, INC. AND SUBSIDIARIES

For the quarterly period ended September 30, 2001

PART I    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED)

MOBILE PET SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)

September 30, 2001 and 2000

	2001	2000
ASSETS
Current assets
Cash	$ 19,018	$ 178,028
Accounts receivable, net of allowance for doubtful accounts of $116,000 and $129,320 at September 30, 2001 and 2000, respectively	2,341,267	567,535
Stock subscriptions receivable	—	547,500
Other receivables	2,415	34,876
Prepaid expenses	838,744	136,393
Deposits and other assets	484,511	1,344,678

Total current assets	3,685,955	2,809,010
Property and equipment, net	17,038,255	8,895,925
Other assets
Accrued interest receivable	10,573	50,520
Due from London Radiosurgical Centre, Ltd	171,137	421,783
Subordinated equity participation	200,000	200,000
Restricted cash	347,544	333,576

Total assets	$21,453,464	$12,710,814

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$ 2,474,617	$ 1,081,469
Current portion of long-term debt	18,576	—
Loans payable	475,000	200,000
Accrued and other liabilities	896,394	483,036
Income taxes payable	—	800
Obligations under capital lease—current	4,067,837	1,434,077

Total current liabilities	7,932,424	3,199,382
Noncurrent liabilities
Obligations under capital lease	13,209,270	7,040,803
Long-term debt	76,537	—
Other liabilities	85,050	—
Deferred revenue	—	12,008

Total liabilities	21,303,281	10,252,193
Shareholders’ equity
Preferred stock; 10,000,000 shares authorized:
Preferred stock; Series A; 34 and 60 shares issued and outstanding at September 30, 2001 and 2000, respectively	2,033,318	3,000,000
Preferred stock; Series B; 30 and 20 shares issued and outstanding at September 30, 2001 and 2000, respectively	1,768,103	1,000,000
Common stock; $0.0001 par value; 90,000,000 shares authorized; 32,624,338 and 14,944,658 shares issued and outstanding at September 30, 2001 and 2000, respectively	3,263	1,495
Additional paid in capital	16,022,045	9,105,719
Accumulated deficit	(19,342,803)	(10,678,798)
Foreign currency translation adjustment	(333,743)	30,205

Total shareholders’ equity	150,183	2,458,621

Total liabilities and shareholders’ equity	$21,453,464	$12,710,814

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

MOBILE PET SYSTEMS, INC. AND SUBSIDIARIES

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

For the Three Months Ended September 30, 2001 and 2000

	Preferred Stock		Common Stock		Additional Paid In Capital	Accumulated Deficit	Foreign Currency Translation Adjustment	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance—June 30, 2000	60	$3,000,000	14,944,658	$1,495	$ 8,580,888	$ (8,415,771)	$ (42,938)	$3,123,674
Preferred stock issued in private placement, net of offering costs	20	1,000,000			(115,000)			885,000
Stock subscribed, net of offering costs					547,500			547,500
Options issued as compensation					92,331			92,331
Net loss—July 1, 2000 to September 30, 2000						(2,263,027)		(2,263,027)
Foreign currency translation adjustment							73,143	73,143

Balance—September 30, 2000	80	4,000,000	14,944,658	1,495	9,105,719	(10,678,798)	30,205	2,458,621
Preferred stock issued in private placement, net of offering costs.	10	500,000			—			500,000
Recapitalization of preferred stock		621,456			(347,500)	(273,956)		—
Common stock issued in private placement, net of offering costs.			3,735,584	374	1,320,776			1,321,150
Common stock issued through conversion of preferred stock	(26)	(1,320,035)	1,743,735	175	1,319,860			—
Common stock issued through conversion of preferred stock dividends			47,778	4	20,095	(20,099)		—
Common stock issued through conversion of debt			1,875,000	188	749,812			750,000
Common stock issued through settlement agreement			2,733,981	273	749,727			750,000
Common stock subscribed, net of offering costs					1,000,000			1,000,000
Common stock issued for services			403,350	40	201,635			201,675
Options issued as compensation					321,584			321,584
Convertible debt intrinsic beneficial conversion feature					7,800			7,800
Net loss—October 1, 2000 to June 30, 2001						(7,257,696)		(7,257,696)
Foreign currency translation adjustment							(351,296)	(351,296)

Balance—June 30, 2001	64	3,801,421	25,484,086	2,549	14,449,508	(18,230,549)	(321,091)	(298,162)
Common stock issued in private placement, net of offering costs			2,600,000	260	(260)			—
Common stock subscribed, net of offering costs			4,014,285	401	1,404,599			1,405,000
Common stock issued as finders fee			100,000	10	(10)			—
Common stock issued for compensation			100,000	10	42,990			43,000
Common stock issued for services			325,967	33	125,218			125,251
Net loss—July 1, 2001 to September 30, 2001						(1,112,254)		(1,112,254)
Foreign currency translation adjustment							(12,652)	(12,652)

Balance—September 30, 2001	64	$3,801,421	32,624,338	$3,263	$16,022,045	$(19,342,803)	$(333,743)	$ 150,183

MOBILE PET SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

For the Three Months Ended September 30, 2001 and 2000

	2001	2000
Cash flows from operating activities
Net loss	$(1,112,254)	$(2,263,027)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	774,267	279,098
Common stock issued for compensation	43,000	92,331
Common stock issued for services	125,251	—
(Increase) decrease in operating assets
Accounts receivable	(284,515)	(94,802)
Due from London Radiosurgical Centre, Ltd.	251,262	13,317
Prepaid expenses	(695)	105,369
Deposits and other assets	58	237,304
Restricted cash	(2,674)	(4,096)
Increase (decrease) in operating liabilities
Accounts payable	61,447	439,200
Income taxes payable	(1,600)
Accrued and other liabilities	(405,493)	10,952

Net cash used in operating activities	(551,946)	(1,184,354)
Cash flows from investing activities
Capital expenditures	(24,130)	(100,576)

Net cash used in investing activities	(24,130)	(100,576)
Cash flows from financing activities
Proceeds from loan	—	200,000
Repayment of loan	(4,313)	—
Payments on obligations under capital lease	(775,886)	(216,218)
Preferred stock issued	—	885,000
Common stock issued	1,405,000	—

Net cash provided by financing activities	624,801	868,782
Effect of exchange rate changes on cash	(92,787)	73,143

Net decrease in cash	(44,062)	(343,005)
Cash—beginning of period	63,080	521,033

Cash—end of period	$ 19,018	$ 178,028

SUPPLEMENTAL DISCLOSURES
Interest paid	$ 588,939	$ 202,619

Income taxes paid	$ —	$ —

NON CASH INVESTING ACTIVITIES
Equipment under capital lease	$ —	$2,992,758

NON CASH FINANCING ACTIVITIES
Preferred stock dividend—beneficial conversion feature	$ —	$ 276,387

Obligations under capital lease	$ —	$2,992,758

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

Reclassifications

          Certain reclassifications have been made in the September 30, 2001 financial statements, as originally reported and the September 30, 2000 financial statements to conform to the September 30, 2001 presentation.

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

Note 5—Capitalization

Preferred Stock

          On January 20, 2000, the Company authorized for issuance ten million (10,000,000) shares of preferred stock having one hundredth of a cent ($0.0001) par value per share. On March 3, 2000 the Company designated and issued sixty (60) shares 8% Cumulative Convertible Redeemable Preferred, Series A Stock (“Series A”) for cash in the amount of $2,700,000, net of acquisition fees. In addition, under this Securities Purchase Agreement the Company issued 120,000 warrants to purchase shares of common stock at an exercise price of $5 per share, which expire in March 2003. The shares of Series A Stock have no voting rights, have an original liquidation value of $50,000 per share, and accrue dividends at a rate of eight percent (8%) per annum per share on the liquidation value payable upon conversion. On May 30, 2001 the liquidation value was increased to $58,937 when the Company entered into a Settlement Agreement and Conditional Release of a lawsuit surrounding the Securities Purchase Agreement. The total liquidation value of the shares outstanding at September 30, 2001 and 2000 in the amount of $2,033,318 and $3,000,000, respectively is classified on the Company’s balance sheet as preferred stock. Cumulative preferred dividends are payable upon conversion and at September 30, 2001 there are cumulative preferred dividends in arrears in the amount of $107,137 or $3,105 per share. In the event of any liquidation, dissolution or winding up of the affairs of the Company, holders of the Series A Stock shall be paid the liquidation value plus all accrued dividends at that date before any payment to other shareholders. At the option of the holders, the Series A Stock and the cumulative preferred dividends in arrears are convertible into shares of common stock determined by dividing $58,937 by the conversion price of the lesser of $5 or 75% of the average of the closing bid price of common stock during the five (5) trading days immediately prior to the conversion date. If the Company fails to convert or is unable to issue shares of common stock, the holder may redeem the Series A Stock for cash in an amount equal to the fair value of the shares of common stock that would have been converted. The sixty (60) shares of Series A Stock provide an intrinsic value of beneficial conversion feature of approximately $1,206,000. During the year ended June 30, 2001, the holders converted twenty-five and one half (25½) shares of Series A into 1,743,735 shares of common stock.

          On September 21, 2000, the Company designated and subsequently issued thirty (30) shares 8% Cumulative Convertible Redeemable Preferred, Series B Stock (“Series B”) for cash in the amount of $1,385,000, net of acquisition fees. In addition, under this Securities Purchase Agreement the Company issued 50,000 warrants to purchase shares of common stock at an exercise price of $3 per share and 29,851 warrants to purchase shares of common stock at an exercise price of $2.5125 per share. The warrants expire on September 30, 2005. The shares of Series B Stock have no voting rights, have an original liquidation value of $50,000 per share, and accrue dividends at a rate of eight percent (8%) per annum per share on the liquidation value payable upon conversion. On May 30, 2001 the liquidation value was increased to $58,937 when the Company entered into a Settlement Agreement and Conditional Release of a lawsuit surrounding the Securities Purchase Agreement. The total liquidation value of the shares outstanding at September 30, 2001 and 2000 in the amount of $1,768,103 and $1,000,000, respectively is classified on the Company’s balance sheet as preferred stock. Cumulative preferred dividends are payable upon conversion and at September 30, 2001 there are cumulative preferred dividends in arrears in the amount of $33,808 or $1,127 per share. In the event of any liquidation, dissolution or winding up of the affairs of the Company, holders of the Series B Stock shall be paid, pari passu with holders of the Series A Stock, the liquidation value plus all accrued dividends at the date of liquidation, dissolution or winding up of the affairs before any payment to other shareholders. At the option of the holders, the Series B Stock and the cumulative preferred dividends in arrears are convertible into shares of common stock determined by dividing $58,937 by the conversion price of the lesser of $3 or 75% of the average of the closing bid price of common stock during the five (5) trading days immediately prior to the conversion date. If the Company fails to convert or is unable to issue shares of common stock, the holder may redeem the Series B Stock for cash in an amount equal to the fair value of the shares of common stock that would have been converted. The thirty (30) shares of Series B Stock issued provide an intrinsic value of beneficial conversion feature of approximately $414,580.

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

          As of September 30, 2001, the Company has granted options to purchase 5,740,750 shares of common stock as follows:

	Exercise Price	Number of Shares	Vested Shares
Outstanding, June 30, 1999	$1.90–$4.46	1,735,000	975,000
Granted	$1.00–$4.63	4,252,986	2,619,000
Exercised		—	—
Cancelled		—	—

Outstanding, June 30, 2000	$1.00–$4.63	5,987,986	3,594,000
Granted	$ .45–$3.75	1,187,250	1,140,003
Exercised		—	—
Cancelled	$1.70–$3.75	(2,124,486)	(1,277,000)

Outstanding, June 30, 2000	$ .45–$4.63	5,050,750	3,457,003
Granted	$ .43–$2.76	1,632,500	1,143,916
Exercised		—	—
Cancelled	$1.00–$3.25	(942,500)	(939,167)

Outstanding, September 30, 2001	$ .43–$4.63	5,740,750	3,661,752

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

          On October 24, 2000, the Company received an eight percent (8%) bridge loan from an officer, director and shareholder in the amount of $100,000, which was due on or before November 30, 2000. The loan was extended to June 1, 2001. In October 2000, an eight percent (8%) promissory note was issued in the amount of $100,000 in exchange for the loan. Principal, plus accrued interest is payable in installments: $20,000, plus accrued interest on October 8, 2001 and $10,000 plus accrued interest on the first day of each successive month, until paid in full. At September 30, 2001, there is a balance of accrued interest in the amount of $7,474.

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

Note 9—Long Term Debt

          Long term debt at September 30, 2001 and 2000 consists of the following:

	2001	2000
Promissory Note with interest at a rate of 11% per annum, due in monthly installments of $2,343, with the first payment beginning on January 1, 2001, with a variable 5% to 1% prepayment penalty	$95,113	$ —
Less current portion	(18,576)	—

Long term debt, net of current portion	$76,537	$ —

          The maturities of long term debt for each of the succeeding five years subsequent to September 30, 2001, are as follows:

September 30,
2002	$18,576
2003	20,726
2004	23,110
2005	25,799
2006	6,902

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

Note 12—Earnings (Loss) Per Share

          The computations of basic and diluted earnings per share from continuing operations for the three months ended September 30, 2001 and 2000 were as follows:

	September 30,
	2001	2000
Loss per share—basic
Numerator:
Net loss—available to Common shareholders	$ (1,188,908)	$ (2,539,414)
Denominator:
Weighted-average shares	29,379,306	14,115,346

Loss per share—basic	$ (.04)	$ (.18)

Loss per share—diluted
Numerator:
Net loss—available to Common shareholders	$ (1,188,908)	$ (2,539,414)
Denominator:
Weighted-average shares	29,379,306	14,115,346

Loss per share—diluted	$ (.04)	$ (.18)

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

Note 14—Subsequent Events

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

21

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

25

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

28

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

/s/ Anthony R. Turnbull
By:
Anthony R. Turnbull
Chief Financial Officer, Secretary and Treasurer

Da	te: December 21, 2001