Form 10QSB
period 2001-12-31
MOBILE PET SYSTEMS INC
filed 2002-02-14
CIK 1097181

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2001

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
Yes  ☒    No  ☐

There were 38,477,767 shares outstanding of the issuer’s Common Stock as of February 12, 2002.

Transitional Small Business Disclosure Format (Check one):
Yes  ☐    No  ☒

MOBILE PET SYSTEMS, INC. AND SUBSIDIARIES

For the quarterly period ended December 31, 2001

PART 1.
FINANCIAL INFORMATION

Consolidated Balance Sheets – Mobile Pet Systems, Inc. and Subsidiaries (Unaudited)

December 31, 2001 and 2000	2001	2000

Assets
Current assets:
Cash	$66,913	$2,699
Accounts receivable, net of allowance for doubtful accounts of $129,320 at December 31, 2001 and 2000	2,465,271	808,127
Other receivables	15,450	35,614
Prepaid expenses	1,928,558	24,803
Deposits and other assets	503,411	819,608

Total current assets	4,979,603	1,690,851

Property and equipment, net	16,364,018	18,548,867
Other assets:
Accrued interest receivable	10,573	10,573
Related party receivables	128,037	315,701
Subordinated equity participation	200,000	200,000
Restricted cash	349,560	337,723

Total assets	$22,031,791	$21,103,715

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,681,663	$1,910,975
Loans payable	621,050	300,000
Current portion of long-term debt	19,091	18,101
Income taxes payable	—	800
Accrued and other liabilities	857,133	255,086
Obligations under capital lease—current	5,649,258	3,352,729

Total current liabilities	9,828,195	5,837,691

Non-current liabilities:
Long-term debt	71,561	90,652
Obligations under capital lease	10,709,837	15,286,726

Total liabilities	20,609,593	21,215,069
Shareholders’ equity
Preferred stock; 10,000,000 shares authorized
Preferred stock; series A; 32 and 42 shares issued and outstanding at December 31, 2001 and 2000, respectively	1,915,437	2,125,000
Preferred stock, series B; 30 shares issued and outstanding at December 31, 2001 and 2000	1,768,110	1,500,000
Common stock; $0.0001 par value; 90,000,000 shares authorized; 38,235,951 and 15,737,172 shares issued and outstanding at December 31, 2001 and 2000, respectively	3,824	1,574
Additional paid in capital	19,105,358	10,093,070
Accumulated deficit	(21,039,249)	(13,892,271)
Foreign currency translation adjustment	(331,282)	61,273

Total shareholders’ equity	1,422,198	(111,354)

Total liabilities and shareholders’ equity	$22,031,791	$21,103,715

The accompanying notes are an integral part of these financial statements.

PART 1.
FINANCIAL INFORMATION (continued)

Consolidated Statements of Operations – Mobile Pet Systems, Inc. and Subsidiaries – (Unaudited)

For the Three and Six Months Ended December 31, 2001 and 2000	Three Months Ended December 31,		Six Months Ended December 31,
	2001	2000	2001	2000

Service revenues	$4,147,776	$1,118,687	$7,828,500	$1,959,668
Cost of service revenues	2,521,035	1,735,898	4,615,967	2,348,651

Gross profit (loss)	1,626,741	(617,211)	3,212,533	(388,983)
Expenses
Selling and marketing	820,632	772,563	1,763,616	1,225,664
General and administrative	1,890,560	1,625,493	3,051,051	3,425,114

Total expenses	2,711,192	2,398,056	4,814,667	4,650,778

Loss from operations	(1,084,451)	(3,015,267)	(1,602,134)	(5,039,761)
Other income (expense)
Interest income	2,597	11,712	5,198	24,989
Other income (expense)	72	890	144	(6,362)
Interest expense	(511,833)	(190,709)	(1,106,821)	(435,267)

Total other income (expense)	(509,164)	(178,107)	(1,101,479)	(416,640)
Loss before provision for income taxes	(1,593,615)	(3,193,374)	(2,703,613)	(5,456,401)
Provision for income taxes	11,758	—	14,014	—

Net loss	(1,605,373)	(3,193,374)	(2,717,627)	(5,456,401)
Preferred stock dividend	76,033	375,094	152,687	651,481

Net loss—available to common shareholders	$(1,681,406)	$(3,568,468)	$(2,870,314)	(6,107,882)

Loss per share—basic	$(0.05)	$(0.25)	$(0.09)	$(0.43)

Loss per share—diluted	$(0.05)	$(0.25)	$(0.09)	$(0.43)

The accompanying notes are an integral part of these financial statements.

PART 1.
FINANCIAL INFORMATION (continued)

Consolidated Statements of Changes in Shareholders’ Equity – Mobile Pet Systems, Inc. and Subsidiaries (Unaudited)

For the Three and Six Months Ended December 31, 2001 and 2000 — (Unaudited)	Preferred Stock		Common Stock		Additional Paid In Capital	Accumulated Deficit	Foreign Currency Translation Adjustment	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount

Balance—June 30, 2000	60	$3,000,000	14,944,658	$1,495	$8,580,888	$(8,415,771)	$(42,938)	$3,123,674
Preferred stock issued in private placement, net of offering costs	20	1,000,000			(115,000)			885,000
Stock subscribed, net of offering costs					547,500			547,500
Options issued as compensation					92,331			92,331
Net loss—July 1, 2000 to September 30, 2000						(2,263,027)		(2,263,027)
Foreign currency translation adjustment							73,143	73,143

Balance—September 30, 2000	80	4,000,000	14,944,658	1,495	9,105,719	(10,678,798)	30,205	2,458,621
Preferred stock issued in private placement, net of offering costs	10	500,000			(500,000)			—
Common stock issued through conversion of preferred stock	(18)	(875,000)	719,736	72	874,928			—
Common stock issued through conversion of preferred stock dividend			47,778	4	20,095	(20,099)		—
Common stock issued from subscriptions paid, net of offering costs			25,000	3	(3)			—
Options issued as compensation					92,331			92,331
Common stock subscribed, net of offering costs					500,000			500,000
Net loss—October 1, 2000 to December 31, 2000						(3,193,374)		(3,193,374)
Foreign currency translation adjustment							31,068	31,068

Balance—December 31, 2000	72	3,625,000	15,737,172	1,574	10,093,070	(13,892,271)	61,273	(111,354)
Recapitalization of preferred stock		621,456			(347,500)	(273,956)		—
Common stock issued in private placement, net of offering costs			3,710,584	371	1,320,779			1,321,150
Common stock issued through conversion of preferred stock	(8)	(445,035)	1,023,999	103	444,932			—
Common stock issued through conversion of debt			1,875,000	188	749,812			750,000
Common stock issued through settlement agreement			2,733,981	273	749,727			750,000
Common stock subscribed, net of offering costs					1,000,000			1,000,000
Common stock issued for services			403,350	40	201,635			201,675
Options issued as compensation					229,253			229,253
Convertible debt intrinsic beneficial conversion feature					7,800			7,800
Net loss—October 1, 2000 to June 30, 2001						(4,064,322)		(4,064,322)
Foreign currency translation adjustment							(382,364)	(382,364)

Balance—June 30, 2001, as originally stated	64	3,801,421	25,484,086	2,549	14,449,508	(18,230,549)	(321,091)	(298,162)
Prior period adjustment—accrued expenses						(91,073)	734	(90,339)

Balance—June 30, 2001, as adjusted	64	3,801,421	25,484,086	2,549	14,449,508	(18,321,622)	(320,357)	(388,501)
Common stock issued from subscriptions paid, net of offering costs			2,600,000	260	(260)			—
Common stock issued in private placement, net of offering costs			4,014,285	401	1,404,599			1,405,000
Common stock issued as finders fee			100,000	10	(10)			—
Common stock issued for compensation			100,000	10	42,990			43,000
Common stock issued for services			325,967	33	125,218			125,251
Net loss—July 1, 2001 to September 30, 2001						(1,112,254)		(1,112,254)
Foreign currency translation adjustment							(13,386)	(13,386)

Balance—September 30, 2001, as adjusted	64	3,801,421	32,624,338	3,263	16,022,045	(19,433,876)	(333,743)	59,110
Common stock issued in private placement, net of offering costs			2,728,571	273	1,119,727			1,120,000
Common stock issued through conversion of preferred stock	(2)	(117,874)	221,328	22	117,852			—
Common stock issued as finders fee			61,714	6	(6)			—
Common stock issued for services			2,600,000	260	1,845,740			1,846,000
Net loss—July 1, 2001 to December 31, 2001						(1,605,373)		(1,605,373)
Foreign currency translation adjustment							2,461	2,461

Balance—December 31, 2001, as adjusted	62	$3,683,547	38,235,951	$3,824	$19,105,358	$(21,039,249)	$(331,282)	$1,422,198

The accompanying notes are an integral part of these financial statements.

PART 1.
FINANCIAL INFORMATION (continued)

Consolidated Statements of Cash Flows – Mobile Pet Systems, Inc. and Subsidiaries (Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
For the Three and Six Months Ended December 31, 2001 and 2000	2001	2000	2001	2000

Cash flows from operating activities
Net loss	$(1,605,373)	$(3,193,374)	$(2,717,627)	$(5,456,401)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	740,086	562,424	1,514,353	841,522
Interest	—	—	—	47,508
Options issued for compensation	—	92,331	—	184,662
Common stock issued for compensation	—	—	43,000	—
Common stock issued for services	1,846,000	—	1,971,251	—
(Increase) decrease in operating assets:
Accounts receivable	(124,004)	(240,592)	(408,519)	(335,394)
Due from London Radiosurgical Centre, Ltd.	(140,733)	214,835	110,529	119,399
Other receivables	(11,135)	586,709	(11,135)	257,425
Prepaid expenses	(1,089,699)	111,590	(1,090,394)	216,959
Deposits and other assets	(21,508)	834,561	(21,450)	788,281
Restricted cash	(2,016)	(4,147)	(4,690)	(8,243)
Deferred Assets	—	(12,008)	—	(12,714)
Increase (decrease) in operating liabilities:
Accounts payable	116,707	804,572	178,154	1,247,541
Income taxes payable	—	—	(1,600)	—
Accrued and other liabilities	294,430	(227,950)	(111,063)	(220,767)

Net cash used in operating activities	2,755	(471,049)	(549,191)	(2,330,222)

Cash flows from investing activities
Capital expenditures	(108,480)	(65,474)	(132,610)	(166,050)

Net cash used in investing activities	(108,480)	(65,474)	(132,610)	(166,050)

Cash flows from financing activities
Cash Overdraft	—	24,934	—	24,934
Proceeds from loan	—	100,000	—	408,753
Repayment of loan	(93,461)	—	(97,774)	—
Payments on obligations under capital lease	(918,012)	(294,808)	(1,693,898)	(560,907)
Preferred stock issued	—	—	—	885,000
Common Stock Issued	1,120,000	500,000	2,525,000	1,047,500

Net cash provided by financing activities	108,527	330,126	733,328	1,805,280

Effect of exchange rate changes on cash	45,093	31,068	(47,694)	172,658

Net (decrease) increase in cash	47,895	(175,329)	3,833	(518,334)
Cash—beginning of year	19,018	178,028	63,080	521,033
Cash—end of year	$66,913	$2,699	$66,913	$2,699

Supplemental Disclosures
Interest paid	$505,784	$190,709	$1,108,735	$104,640

Income taxes paid	$11,758	$—	$14,014	$1,600

Non Cash Investing Activities
Equipment under capital lease	$—	$11,737,082	$—	$1,433,863

Non Cash Financing Activities
Preferred stock dividend—beneficial conversion feature	$—	$138,193	$—	$—

Cumulative preferred dividend	$—	$236,901	$—	$—

Obligations under capital lease	$—	$11,737,082	$—	$1,433,863

The accompanying notes are an integral part of these financial statements.

PART 1.
FINANCIAL INFORMATION (continued)

Notes to Financial Statements – Mobile PET Systems, Inc. and Subsidiaries

Note 1—The Company

Mobile PET Systems, Inc. and subsidiaries (the “Company”) were organized to provide Positron Emission Tomography (“PET”) systems and services to hospitals and other health care providers on a mobile or stationary facility basis. The Company’s services include the provision of high technology PET imaging systems, technologists to operate the PET imaging systems, management of day-to-day operations, educational and business services. The Company has operations in the United States and the United Kingdom.

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

Advertising

Advertising costs incurred for major new campaigns are expensed in the year in which the advertising takes place. Other advertising costs are expensed when incurred. Advertising expense for the six months ended December 31, 2001 and 2000 was $12,398 and $0, respectively.

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

PART 1.
FINANCIAL INFORMATION (continued)

Notes to Financial Statements – Mobile PET Systems, Inc. and Subsidiaries

Note 2—Summary of Significant Accounting Policies (Continued)

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

Reclassifications

Certain reclassifications have been made in the December 31, 2000 financial statements to conform to the December 31, 2001 presentation.

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

Note 4—Prepaid Expenses

Prepaid expenses consist of the following at December 31, 2001 and 2000:

	2001	2000

Investor relations	$1,183,333	$—
Prepaid equipment rent	547,990	—
Other	197,235	24,803

	$1,928,558	$24,803

PART 1.
FINANCIAL INFORMATION (continued)

Notes to Financial Statements – Mobile PET Systems, Inc. and Subsidiaries

Note 5—Property and Equipment

Property and equipment at December 31, 2001 and 2000 consist of the following:

	December 31,
	2001	2000

Leasehold improvements	$7,071	$30,389
Computer equipment	608,624	483,590
Office furniture and fixtures	185,007	30,623
Office equipment	44,366	9,443
Equipment under capital lease	19,862,939	19,307,882

	20,708,007	19,861,927
Less accumulated depreciation	(4,343,989)	(1,313,060)

	$16,364,018	$18,548,867

Depreciation expense for the six months ended December 31, 2001 and 2000 was $1,514,353 and $841,522, respectively.

Note 6—Deposits and Other Assets

Deposits and other assets consist of the following at December 31, 2001 and 2000:

	2001	2000

Equipment deposits—Mobile PET Units	$388,130	$719,838
Equipment rental deposits—other	—	49,000
Lease deposits	115,271	—
Other	—	50,770

	$503,411	$819,608

Equipment deposits—Mobile PET Units are refundable upon the Company securing lease financing or may be applied to subsequent equipment orders.

Note 7—Capitalization

Preferred Stock

On January 20, 2000, the Company authorized for issuance ten million (10,000,000) shares of preferred stock having one hundredth of a cent ($0.0001) par value per share. On March 3, 2000 the Company designated and issued sixty (60) shares 8% Cumulative Convertible Redeemable Preferred, Series A Stock (“Series A”) for cash in the amount of $2,700,000, net of acquisition fees. In addition, under this Securities Purchase Agreement the Company issued 120,000 warrants to purchase shares of common stock at an exercise price of $5 per share, which expire in March 2003. The shares of Series A Stock have no voting rights, have an original liquidation value of $50,000 per share, and accrue dividends at a rate of eight percent (8%) per annum per share on the liquidation value payable upon conversion. On May 30, 2001 the liquidation value was increased to $58,937 when the Company entered into a Settlement Agreement and Conditional Release of a lawsuit surrounding the Securities Purchase Agreement. The total liquidation value of the shares outstanding at September 30, 2001 and 2000 in the amount of $2,364,264 and $3,000,000, respectively is classified on the Company’s balance sheet as preferred stock. Cumulative preferred dividends are payable upon conversion and at September 30, 2001 there are cumulative preferred dividends in arrears in the amount of $107,137 or $2,712 per share. In the event of any liquidation, dissolution or winding up of the affairs of the Company, holders of the Series A Stock shall be paid the liquidation value plus all accrued dividends at that date before any payment to other shareholders. At the option of the holders, the Series A Stock and the cumulative preferred dividends in arrears are convertible into shares of common stock determined by dividing $58,937 by the conversion price of the lesser of $5 or 75% of the average of the closing bid price of common stock during the five (5) trading days immediately prior to the conversion date. If the Company fails to convert or is unable to issue shares of common stock, the holder may redeem the Series A Stock for cash in an amount equal to the fair value of the shares of common stock that would have been converted. The sixty (60) shares of Series A Stock provide an intrinsic value of beneficial conversion feature of approximately $1,206,000. During the year ended June 30, 2001, the holders converted twenty-five and one half (25½) shares of Series A into 1,743,735 shares of common stock. During the six months ended December 31, 2001, the holders converted two shares of Series A into 221,328 shares of common stock.

PART 1.
FINANCIAL INFORMATION (continued)

Notes to Financial Statements – Mobile PET Systems, Inc. and Subsidiaries

Note 7—Capitalization (Continued)

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

During the year ended June 30, 2001 the Company issued shares of common stock in cash transactions: 3,735,584 shares for cash in the amount of $1,868,650; and 2,733,981 shares for cash in the amount of $750,000 according to the terms of a settlement agreement between the Company and holders of the Series A and Series B Stock. Also during the year ended June 30, 2001 the Company issued shares of common stock in non-cash transactions: 1,743,735 shares through the conversion of Series A Stock valued at $1,320,035; 47,778 shares through the conversion of Series A Stock dividends in arrears valued at $20,099; 1,875,000 shares through the conversion of debt valued at $750,000; and 403,350 shares for legal services valued at $201,675. During the six months ended December 31, 2001 the Company issued shares of common stock in cash transactions: 2,600,000 shares from paid subscriptions at June 30, 2001 in the amount of $1,000,000; 4,014,285 shares for cash in the amount of $1,405,000; and 2,728,571 shares for cash in the amount of $1,120,000. Also during the six months ended December 31, 2001 the Company issued shares of common stock in non-cash transactions: 221,328 shares through the conversion of Series A Stock valued at $117,874; 161,714 shares as a finders fee; 100,000 shares as compensation valued at $43,000; and 2,925,967 shares for services valued at $1,971,251.

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

PART 1.
FINANCIAL INFORMATION (continued)

Notes to Financial Statements – Mobile PET Systems, Inc. and Subsidiaries

Note 7—Capitalization (Continued)

As of December 31, 2001, the Company has granted options to purchase 5,760,126 shares of common stock as follows:

	Exercise Price	Number of Shares	Vested Shares

Outstanding, June 30, 1999	$1.90—$4.46	1,735,000	975,000
Granted	$1.00—$5.00	4,252,986	2,619,000
Exercised		—	—
Cancelled		—	—

Outstanding, June 30, 2000	$1.00—$5.00	5,987,986	3,594,000
Granted	$ .45—$3.75	1,187,250	1,140,003
Exercised		—	—
Cancelled	$1.70—$3.75	(2,124,486)	(1,277,000)

Outstanding, June 30, 2001	$ .45—$5.00	5,050,750	3,457,003
Granted	$ .43—$2.76	1,632,500	1,143,916
Exercised		—	—
Cancelled	$1.00—$3.25	(942,500)	(939,167)

Outstanding, September 30, 2001	$ .43—$5.00	5,740,750	3,661,752
Granted	$2.00—$3.00	189,376	1,268,500
Exercised	$3.00—$4.63	—	—
Cancelled	$3.00—$5.00	(170,000)	(939,167)

Outstanding, December 31, 2001	$ .43—$4.63	5,760,126	3,991,085

The Company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” under which no compensation cost for stock options is recognized for the stock option awards granted at or above fair market value. However, during the six months ended December 31, 2001 and 2000 the Company recognized compensation expense using the intrinsic value method of $0 and $184,662, respectively.

Warrants

At December 31, 2001 warrants were outstanding to purchase 7,188,427 common stock at exercise prices between $0.35 to $7.00 per share, and at the average of the last reported sale price of the common stock for the five trading days preceding the issue date. These warrants expire between March 2001 and May 2006.

Note 8 – Related Party Transactions

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

The Memorandum of Agreement provides for a distribution to the Company of 8.42% of LRC’s net distributable cash flow, until a total of $210,573 has been distributed and then the distribution of 5.05% of net distributable cash flow, subject to future dilution. The Memorandum of Agreement stopped the accrual of interest at June 1, 1999. At the date of the Memorandum of Agreement, the Company canceled $47,447 of accrued interest from the original investment and at December 31, 2001 and 2000 accrued interest on the investment was $10,573 and $10,573, respectively. The related shareholder, officer and director personally guarantee the investment.

PART 1.
FINANCIAL INFORMATION (continued)

Notes to Financial Statements – Mobile PET Systems, Inc. and Subsidiaries

Note 8—Related Party Transactions (Continued)

Due from London Radiosurgical Centre, Ltd

LRC provides office space and administrative expenses under normal commercial terms to The London PET Centre Limited. The London PET Centre Limited made cash payments of approximately $21,397 and $0 to LRC and office space and administrative expense was approximately $126,646 and $106,582 during the six months ended December 31, 2001 and 2000, respectively. During the six months ended December 31, 2001 and 2000, the Company advanced without interest $0 and $422,283, respectively to LRC for working capital during LRC’s start-up period. The advances are covered by a continuing corporate and personal guarantee. There is a balance due from London Radiosurgical Centre, Ltd in the amount of $128,037 and $315,701 at December 31, 2001 and 2000, respectively.

Loans

On August 23, 2000, the Company received an eight percent (8%) bridge loan from a director and shareholder in the amount of $200,000, with an original due date of October 11, 2000. The loan’s due date has been extended several times and the Company has agreed to make monthly payments of $10,000 per month beginning on January 8, 2002, until paid in full. At December 31, 2001 and 2000, there is a balance of accrued interest in the amount of $17,852 and $5,655, respectively.

On October 24 2000, the Company received an eight percent (8%) bridge loan from an officer, director and shareholder in the amount of $100,000, which was due on or before November 30, 2000. The loan was extended to June 1, 2001. In October 2000, an eight percent (8%) promissory note was issued in the amount of $100,000 in exchange for the loan. Principal, plus accrued interest is payable in installments: $20,000, plus accrued interest on October 8, 2001 and $10,000 plus accrued interest on the first day of each successive month, until paid in full. At December 31, 2001 and 2000, the loan has a balance of $70,000 and $0, respectively, plus accrued interest of $7,474 and $1,490, respectively.

On January 12, 2001, the Company received an eight percent (8%) bridge loan from an officer, director and shareholder in the amount of $25,000, with an original due date of March 12, 2001, and extended to December 1, 2001. The loan was paid in December 2001.

On January 17, 2001, the Company received an eight percent (8%) bridge loan from an officer, director and shareholder in the amount of $150,000, with an original due date of March 12, 2001. The note has been extended several times and is currently extended to March 1, 2002. At December 31, 2001, there is a balance of accrued interest in the amount of $5,391.

On October 12, 2001, the Company converted $253,050 due to a director into a promissory note without interest and payable in monthly installments of $14,000 per month beginning on October 15, 2001, until paid in full. At December 31, 2001, the loan has a balance of $211,050.

Note 9—Securities Purchase Agreement

On March 3, 2000, the Company entered into a Securities Purchase Agreement. As part of the Agreement, the Company issued 60 shares of 8% Cumulative Convertible Redeemable Preferred, Series A Stock for cash in the amount of $2,700,000, net of acquisition fees and 120,000 warrants to purchase shares of common stock at an exercise price of $5.00 per share, which expire in March 2003. The buyer of the preferred stock agreed to purchase shares of common stock of the Company in tranches, for an aggregate purchase price of up to $10,000,000, at a price equal to eighty five percent (85%) of the average closing bid price five (5) consecutive days immediately prior to the Company providing a tranche notice to the buyer. During the year ended June 30, 2001 the Company received $1,075,000, net of offering costs and issued 2,703,093 shares of common stock. There is an aggregate commitment remaining in the amount of $8,925,000 at December 31, 2001.

Note 10—Consulting Agreement

Effective September 21, 2001 the Company entered into a Consulting Agreement for investor relation services. On October 9, 2001 the Company issued 2,500,000 shares of common stock, restricted during the term of the Agreement, valued at $1,775,000 in payment for the services. In addition, the Company issued options to purchase 200,000 shares of common stock at a price of $1.00 per share. The options expire on September 21, 2002. The cost of the services is recorded in prepaid expenses and is being amortized over the life of the Agreement, which expires on September 21, 2002.

PART 1.
FINANCIAL INFORMATION (continued)

Notes to Financial Statements – Mobile PET Systems, Inc. and Subsidiaries

Note 11—Employment Agreements

The Company has “at-will” employment and compensation agreements with key officers and employees of the Company. The agreements vary in terms providing annual salaries and options to purchase shares of common stock, which may or may not be contingent upon individual or Company stock performance.

Note 12—Long Term Debt

Long term debt at December 31, 2001 and 2000 consists of the following:

	2001	2000

Promissory Note with interest at a rate of 11% per annum, due in monthly installments of $2,343, with the first payment beginning on January 1, 2001, with a variable 5% to 1% prepayment penalty	$90,652	$108,753
Less current portion	(19,091)	(18,101)

Long term debt, net of current portion	$71,561	$90,652

The maturities of long term debt for each of the succeeding five years subsequent to December 31, 2001, are as follows:

December 31,

2002	$19,091
2003	21,300
2004	23,749
2005	26,512

$90,652

NOTE 13—COMMITMENTS

Equipment under capital lease is included in property and equipment as follows:

	December 31,
	2001	2000

Equipment	$19,862,940	$18,985,457
Less accumulated amortization	(4,126,397)	(1,190,510)

Net capital lease assets	$15,736,543	$17,794,947

The Company leases office space under a non-cancelable operating lease. The office lease expires in April 2005. The Company leases certain other PET equipment under capital leases. The equipment leases expire through January 2006.

Rent expense for the six months ended December 31, 2001 and 2000 was $82,482 and $44,084, respectively. The following is a schedule by year of the future minimum lease payments at December 31, 2001:

December 31,	Capital Lease	Operating Leases

2002	$5,649,258	$125,418
2003	5,649,258	130,119
2004	5,458,324	48,462
2005	3,846,855	—
2006	365,935	—
2007	162,135	—

	21,131,764	$303,999

Less amount representing interest at 12.07%	(4,772,669)

Present value of minimum lease payments (including current portion of $5,649,258)	$16,359,095

PART 1.
FINANCIAL INFORMATION (continued)

Notes to Financial Statements – Mobile PET Systems, Inc. and Subsidiaries

Note 13—Commitments (Continued)

The capital leases are secured by the Company’s assets. There is restricted cash in the amount of $349,560 reserved for these lease commitments. The chief executive officer of the Company personally guarantees one of the leases.

Note 14—Concentration of Credit Risk

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

Note 15—Earnings (Loss) Per Share

The computations of basic and diluted earnings per share from continuing operations for the six months ended December 31, 2001 and 2000 were as follows:

	December 31,
	2001	2000

Loss per share—basic:
Numerator:
Net loss—available to Common shareholders	$(2,870,314)	$(6,107,882)
Denominator:
Weighted-average shares	32,823,714	14,319,644

Loss per share—basic	$(.09)	$(.43)

Loss per share—diluted:
Numerator:
Net loss—available to Common shareholders	$(2,870,314)	$(6,107,882)
Denominator:
Weighted-average shares	32,823,714	14,319,644

Loss per share—diluted	$(.09)	$(.43)

The weighted average shares listed below were not included in the computation of diluted loss per share because to do so would have been antidilutive for the six months ended December 31, 2001 and 2000:

	December 31,
	2001	2000

Cumulative convertible redeemable preferred stock common stock equivalent	642,391	900,000
Stock options	5,740,560	4,465,310
Warrants	6,822,362	1,309,437

PART 1.
FINANCIAL INFORMATION (continued)

Notes to Financial Statements – Mobile PET Systems, Inc. and Subsidiaries

Note 16 – Prior Period Adjustment

The opening balance of accumulated deficit at June 30, 2001 has been adjusted, reflecting an increase in accrued liabilities. This increase is the correction of an error. The effect of the adjustment is as follows:

For the year ended June 30, 2001	As Previously Reported	As Restated

Balance sheet:
Total liabilities	$22,245,435	$22,335,774
Total shareholders’ deficit	$(298,162)	$(388,501)
Statement of operations:
Net loss	$(9,520,723)	$(9,611,796)
Net loss – available to common shareholders	$(9,999,248)	$(10,090,321)
Loss per share – basic	$(0.60)	$(0.60)
Loss per share – diluted	$(0.60)	$(0.60)

Note 17 – Subsequent Events

On January 16, 2002 the Company received $250,000 to issue 500,000 shares of common stock. According to the terms of the subscription agreement, the Company issued warrants to purchase 250,000 shares of common stock at an exercise price of $.50 per share. The warrants expire on January 16, 2004.

PART I.     ITEM 2.
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

As of December 31, 2001 we were providing our services to 75 accounts, which consisted of hospitals and physicians in the United States. We also operated a wholly owned subsidiary, The London PET Centre Ltd., which is the only private sector stationary PET facility in the United Kingdom. We believe there are and will be significant opportunities to develop and operate additional mobile and stationary PET facilities in the United States, United Kingdom and in key European markets.

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

Results of Operations

For the three and six months ended December 31, 2001, we had fifteen mobile units and one fixed site accepted and placed into service, generating revenues for the three and six months ending December 31, 2001 of $4,147,776 and $7,828,500 compared to the three and six months ending December 31, 2000, in which we had revenues of $1,118,687 and $1,959,668, respectively. Our costs of service for the three and six months ending December 31, 2001 were $2,521,035 and $4,615,967 compared to $1,735,898 and $2,348,651 for the three and six months ending December 31, 2000. This substantial difference in revenues and costs is largely attributable to the number of units, which were in service during the applicable periods. As a result of these activities, accounts receivables increased to $2,465,271 net of allowances for doubtful accounts, as of December 31, 2001, as compared to accounts receivables of $809,127, net of allowances for doubtful accounts, as of December 31, 2000. The costs of service revenues represent salaries paid to technologists and drivers, system maintenance, transportation and insurance on our mobile PET systems. We have transitioned from a development stage company and are now seeking to grow. Prior to this transition, our efforts have been principally focused on capitalization, organizational and business development activities.

We continue our efforts to develop and expand our service business by increasing utilization of our existing units, and developing and operating additional mobile and stationary PET systems. We anticipate we may continue to incur additional losses as we pursue our development efforts. If we continue our unit growth and achieve targeted unit revenues, we believe cash flow will be sufficient to cover our cost of services on a monthly basis commencing in the third quarter of fiscal year 2002.

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

Since our inception we have incurred significant losses. Through December 31, 2001, we have incurred a net loss of $21,039,249 which we have financed primarily through equity sales. For the three and six months ended December 31, 2001, we experienced a consolidated net loss from operations of $1,084,451 and $1,602,134, compared to a consolidated net loss from operations of $3,015,267 for the three months, and $5,039,761 for the six months ended December 31, 2000. Our net loss available to common shareholders, after accrued preferred stock dividend, was $1,480,239 for the three months and $2,669,147 for the six months ended December 31, 2001, compared to the net loss of $3,568,468 for the three months and $6,107,882 for the six months ended December 31, 2000. We anticipate that our operating losses during the third quarter of fiscal year 2002 should decrease from current levels as we decrease per unit operating costs by deploying additional mobile units or stationary sites, realize higher utilization of our services and subsequent growth in revenues. We have implemented cost reductions by reducing administrative and travel expense and by negotiating higher discounts for new equipment, service and radiotracers. However, we can give no assurances that our efforts will have the desired effects. As a result, in order to achieve and maintain profitability, we will need to continue to increase revenues and effectively manage our operating overhead.

Selling expenses for the three months and six months ended December 31, 2001 were $820,632 for the three months and $1,763,616 for the six months ended December 31, 2001, as compared to $772,563 for the three months and $1,225,664 for the twelve months ended December 31, 2000. General and Administrative expenses for the three months and six months ended December 31, 2001 were $1,890,560 for the three months and $3,051,051 for the six months ended December 31 2001, as compared to $1,625,493 for the three months and $3,425,114 for the six months ended December 31, 2000. The principal components of our operating costs, selling and general, consists of equipment leasing, equipment service and maintenance, salaries and benefits, legal and accounting fees, insurance and transportation costs. Because the majority of these costs are fixed, increased revenues as a result of increased patient procedures may provide higher profitability, while lower patient procedures may result in lower profitability.

Depreciation expense increased from $562,424 for the three months and $841,522 for the six months ended December 31, 2000 to $740,086 for the three months and $1,514,353 for the six months ended December 31, 2001 mainly due to the increase in mobile PET units deployed to fifteen mobile and one fixed site at December 31, 2001 compared to twelve mobile units and one fixed site at December 31, 2000. In addition, we continue to incur costs in building our infrastructure and incur costs in connection with business development advertising and marketing our mobile PET services.

Our interest income was $2,597 and $5,198 for the three months and six months ended December 31 2001, respectively as compared to $11,712 and $24,989 for the three and twelve months ended December 31, 2000 respectively. Our interest expense of $511,833 and $1,106,821 for the three and six months ended December 31, 2001, as compared to the interest expense of $190,709 And $435,267 for the three and six months ended December 31, 2000, was principally due to the capitalization of our equipment leases of image scanners, coaches and computer equipment.

Liquidity and Capital Resources

At December 31, 2001, our total assets were $22,031,791, compared to $21,103,715 at December 31, 2000. Our current assets at December 31, 2001 totaled $4,979,603 and our current liabilities were $9,828,195, as compared to December 31, 2000, that reflected current assets of $1,690,851 and current liabilities of $5,837,691. Shareholders’ equity at December 31, 2001 increased from ($111,354) to $1,422,198, due primarily to the increase in additional paid in capital of $3,083,313 for the three months and $4,655,850 for the six months ended December 31, 2001.

Our foreign currency translation adjustment in shareholders’ equity amounted to $(331,282) at December 31, 2001 compared to $61,273 at December 31, 2000. We have reflected the transaction gains and losses in the cash flow as the effect of exchange rate changes on cash of $47,895 for the three months and $(47,694) for the six months ended December 31, 2001, compared to $31,068 for the three months and $172,658 for the six months ended December 31, 2000.

Our net cash used in investing activities for the three and six months ended December 31, 2001 was $108,480 and $132,610, respectively, as compared to $65,474 and $166,050 in the three and six months ended December 31, 2000 respectively. This difference is primarily a result of our investment in computers and related equipment for our business and personnel growth.

The net cash provided by our financing activities for the three and six months ended December 31, 2001 was $108,527, and $733,328, respectively, resulting mainly from the issuance of common stock of $1,120,000 during the three months and $2,525,000 during the six months ended December 31, 2001, compared to $500,000 issued for the three months and $1,047,500 issued for the twelve months ended December 31, 2000, respectively; less the payments on obligations under capital lease totaling $918,012 for the three months and $1,693,898 for the twelve months ended December 31, 2001, respectively compared to $294,808 for the three months and $560,907 for the twelve months ended December 31, 2000, respectively.

During the three and six months ended December 31, 2001, we have raised $3,083,313 for the three months and $4,655,850 for the six months ended December 31, 2001 of new equity capital through private placements and warrants to purchase common stock, compared to $987,351 for the three months and $1,512,182 for the six months ended December 31, 2000.

As an additional potential source of funds if needed, we are entitled to put to York, LLC, up to a total of $10,000,000 of common stock from time to time (but not after November 2003) under the Securities Purchase Agreement for the sale of our Series A Preferred Stock subject to certain conditions set forth in that agreement. As of December 31, 2001, we have already drawn $1,820,000 against this put-equity line (for 3,950,565 common shares). All of these draws occurred on or before June 1, 2001. The per common share price of such a sale is 85% of the average closing bid price for the 5 consecutive trading days prior to the date of the sale. We have the choice to elect to use an alternative pricing period that is the three trading days on which the closing bid price of our common stock is the lowest during the number of trading days before the closing date for a sale of such shares, determined by dividing the dollar amount by 15% of the average daily dollar trading volume of our common stock for the 20 trading days before the date of our notice to York, LLC. We must wait 30 days after the closing date of a sale for which we use this alternative pricing period before we can give York another notice of sale under this provision.

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

We have a significant number of shares that are eligible for future sale.

Virtually all of the Company's outstanding stock was issued and sold pursuant to exemptions from registration with the Securities and Exchange Commission and state securities agencies. These shares and shares held by our affiliates are considered "restricted securities" and may be resold pursuant to an effective registration statement or in compliance with SEC Rule 144. Rule 144 generally provides that a person holding restricted securities for one year from the date the securities were purchased from the issuer, or from an affiliate of the issuer, and fully paid, may sell limited quantities of the securities to the public without registration, provided certain public information with respect to the issuer is available. Pursuant to Rule 144, securities held by non-affiliates for more than two years may generally be sold without reference to the current public information or broker transaction requirements, or the volume limitations. A significant number of shares are currently available for resale pursuant to Rule 144 and more shares will become so in the future.

In addition, the Company has granted registration rights in connection with the sale of a significant number of its shares. The exercise of such rights would require the Company to prepare and file one or more registration statements for the resale of the Company's shares.

The resale of formerly restricted shares, whether pursuant to Rule 144 or a registration statement, could have a material negative impact upon the market price for the common shares.

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

Upon expiration of our clients’ contracts, we are subject to the risk that clients will cease using our PET systems and purchase or lease their own PET systems, use our competitors’ PET systems or rely on alternate imaging technologies. None of our client contracts expired in 2001, approximately seven percent in 2002, twenty-two percent in 2003, seventeen percent in 2004, twenty percent in 2005 and thirty-four percent in 2006. Moreover, one-third of our client contracts permit the client, upon typically 180 days notice, to terminate the contract “without cause,” and two-thirds of our client contracts permit the client, upon typically 180 days notice, to terminate the contract if the client obtains a fixed site for a PET system. In addition, a portion of our contracts does not have minimum usage requirements.

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

PART II    OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS

As previously reported, on February 27, 2001, Twenty-Five-Forty, LLC filed suit against the Company in the Superior Court for the State of California (San Diego) for damages for breach of contract, alleging that the Company abandoned a sub-lease that the Company had entered into with Twenty-Five Forty LLC. The monthly rent under the sub-lease was $2,990, and the space was re-let by the end of May, 2001. The Company filed a cross-complaint against Twenty-Five Forty LLC for intentional and negligent misrepresentation. The cross-complaint allege, among other things, that Twenty-Five Forty LLC fraudulently induced the Company to enter into the contract and accordingly the lease contract is void.

On January 3, 2002, the Company settled this matter by agreeing to pay Twenty-Five Forty, LLC $5,000.00 and executed a promissory note for $20,000, bearing no interest, to be paid $500 per month until paid in full. Both parties also dismissed their respective complaints and executed mutual releases.

ITEM 2.     CHANGES IN SECURITIES

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

On October 8, 2001, effective as of September 21, 2001, we entered into a Consulting Agreement with American Financial Communications, Inc. (AFC), to provide investment relations and other services. In connection with this agreement we are obligated to issue 2,500,000 common shares as a non-refundable retainer, subject to the terms and conditions set forth in that agreement. We are also obligated to file a registration statement for such shares no later than October 31, 2002. We are also obligated to issue 200,000 options to purchase common shares at a price of $1.00 per share for a term of 4 years, and to pay finders fees (i) equal to 2.5% of the gross funding provided by a lender or equity purchaser with no preexisting relationship with the Company and introduced by AFC, and (ii) equal to 2.0% of the gross consideration of an acquisition introduced by AFC and not having a preexisting relationship with the Company. These issuances were pursuant to 4(2) of the Act. The voting rights to the 2,500,000 common shares and the 200,000 option shares are granted to the Board of Directors during the ownership of the shares by AFC.

Between October 5, 2001 and October 10, 2001 we sold an additional 1,628,571 shares of common stock and 814,286 warrants to purchase common stock exercisable for a period of 2 years at $0.35 per share, in reliance on Section 4(2) of the Act. We paid a finders fee of 6% in the form of warrants to purchase 25,714 shares of common stock at $0.35 per share in connection with the placement of $150,000 of the shares and warrants to clients of the bank purchasing such shares for the account of its customers. The total proceeds of this offering was $570,000.

In November 2001 we received from York, LLC a notice of conversion of 2 Series A Preferred Shares, pursuant to which we issued 221,328 shares of common stock in December 2001, valued at $100,000. This issuance was in reliance upon Section 4(2) of the Act. The re-sale of these shares is the subject of an SB-2 registration statement.

In December 2001 we received from York LLC a notice of conversion of 1 Series A Preferred Share, calling for the issuance of 121,452 common shares, valued at $50,000. We are in the process of issuing these shares. The issuance will be in reliance upon Section 4(2) of the Act. The re-sale of these shares is the subject of an SB-2 registration statement.

Between November 5, 2001 and December 12, 2001 we sold 1,100,000 shares of common stock and warrants to purchase 300,000 shares of common stock exercisable for a period of two years at $0.50 per share, in reliance on Section 4(2) of the Act. The total proceeds we received was $550,000. We issued 36,000 shares and warrants to purchase 18,000 shares exercisable at a price of $0.50 per share for a period of two years as a finders fee (having an estimated value of $18,000) in connection with this issuance. This issuance was also in reliance on Section 4(2) of the Act.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

Exhibit 23.1    Consent of Independent Accountants’ dated February 14, 2002.

(b)  Reports on Form 8-K

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOBILE PET SYSTEMS INC.

By:	/s/ ANTHONY R. TURNBULL
Anthony R. Turnbull Chief Financial Officer, Secretary and Treasurer

Date:   February 13, 2002