Form 10QSB
period 2002-03-31
MOBILE PET SYSTEMS INC
filed 2002-05-15
CIK 1097181

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE THE SECURITIES EXCHANGE ACT

For the transition period from                  to

Commission file number 000-27915

MOBILE PET SYSTEMS, INC.
A Delaware Corporation
(Exact name of small business issuer as specified in its charter)

DELAWARE	11-2787966
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2150 West Washington Street, Suite 110
San Diego, California 92110
(Address of principal executive offices)

(619) 226-6738
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    ☒    No    ☐

There were 44,251,333 shares outstanding of the issuer’s Common Stock as of April 30, 2002.

Transitional Small Business Disclosure Format (Check one):    Yes    ☐    No    ☒

MOBILE PET SYSTEMS, INC. AND SUBSIDIARIES

For the quarterly period ended March 31, 2002

MOBILE PET SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

March 31, 2002 and 2001
(Unaudited)

	2002	2001
ASSETS
Current assets
Cash	$331,170	$2,091
Accounts receivable, net of allowance for doubtful accounts of $129,320 at March 31, 2002 and 2001	3,776,475	2,248,351
Other receivables	3,791	20,437
Prepaid expenses	775,859	223,949
Deposits and other assets	1,030,611	809,997

Total current assets	5,917,906	3,304,825
Property and equipment, net	15,667,824	18,033,486
Other assets
Accrued interest receivable	10,573	10,573
Due from London Radiosurgical Centre, Ltd	152,924	252,369
Subordinated equity participation	200,000	200,000
Restricted cash	351,065	341,780

Total assets	$22,300,292	$22,143,033

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Bank overdraft	$—	$34,441
Accounts payable	4,909,863	3,170,304
Current portion of note payable	15,284	22,711
Loan payable	509,050	1,225,000
Accrued and other liabilities	2,005,904	453,208
Income taxes payable	—	800
Obligations under capital lease—current	8,523,552	3,693,640

Total current liabilities	15,963,653	8,600,104
Noncurrent liabilities
Obligations under capital lease	5,519,999	14,861,981
Note payable	63,147	86,042

Total liabilities	21,546,799	23,548,127
Shareholders’ equity
Preferred stock; $0.001 par value; 10,000,000 shares authorized:
Preferred stock; Series A; 23 and 39 shares issued and outstanding at March 31, 2002 and 2001, respectively	1,351,023	1,975,000
Preferred stock; Series B; 30 and 30 shares issued and outstanding at March 31, 2002 and 2001, respectively	1,768,110	1,500,000
Common stock; $0.0001 par value; 90,000,000 shares authorized; 41,822,762 and 17,716,284 shares issued and outstanding at March 31, 2002 and 2001, respectively	4,182	1,772
Additional paid in capital	20,008,413	11,015,202
Accumulated deficit	(22,105,499)	(15,855,384)
Foreign currency translation adjustment	(272,736)	(41,684)

Total shareholders’ equity	753,493	(1,405,094)

Total liabilities and shareholders’ equity	$22,300,292	$22,143,033

MOBILE PET SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

For the Three and Nine Months Ended March 31, 2002 and 2001
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2002	2001	2002	2001
Service revenues	$4,599,403	$2,308,196	$12,427,453	$4,267,864
Cost of service revenues	2,857,882	1,450,412	7,473,849	3,195,677

Gross profit	1,741,521	857,784	4,953,604	1,072,187
Expenses
Selling and marketing	635,396	1,351,228	2,399,010	3,720,045
General and administrative	1,640,314	1,087,364	4,691,367	3,463,599

Total expenses	2,275,710	2,438,592	7,090,377	7,183,644

Loss from operations	(534,189)	(1,580,808)	(2,136,773)	(6,111,457)
Other income (expense)
Other income (expense)	1,639	5,826	6,981	11,667
Gain on sale of assets	—	—	—	12,714
Interest expense	(521,444)	(382,154)	(1,627,671)	(1,326,541)

Total other income (expense)	(519,805)	(376,328)	(1,620,690)	(1,302,160)

Loss before provision for income taxes	(1,053,994)	(1,957,136)	(3,757,463)	(7,413,617)
Provision for income taxes	12,400	5,977	26,414	5,897

Net loss	(1,066,394)	(1,963,113)	(3,783,877)	(7,419,514)
Preferred stock dividend	61,618	29,000	214,305	683,481

Net loss—available to common shareholders	$(1,128,012)	$(1,992,113)	$(3,998,182)	$(8,102,995)

Loss per share—basic	$(0.03)	$(0.12)	$(0.13)	$(0.52)

Loss per share—diluted	$(0.03)	$(0.12)	$(0.13)	$(0.52)

See accompanying notes.

MOBILE P.E.T. SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid In Capital	Accumulated Deficit	Foreign Currency Translation Adjustment	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance—June 30, 2000	60	$3,000,000	14,944,658	$1,495	$8,580,888	$(8,415,771)	$(42,398)	$3,124,214
Preferred stock issued in private placement, net of offering costs	20	1,000,000			(115,000)			885,000
Common stock subscribed, net of offering costs					547,500			547,500
Options issued as compensation					92,331			92,331
Net loss—July 1, 2000 to September 30, 2000						(2,263,027)		(2,263,027)
Foreign currency translation adjustment							72,603	72,603

Balance—September 30, 2000	80	4,000,000	14,944,658	1,495	9,105,719	(10,678,798)	30,205	2,458,621
Preferred stock issued in private placement, net of offering costs	10	500,000						500,000
Common stock issued through conversion of preferred stock	(18)	(875,000)	719,736	72	874,928			—
Common stock issued through conversion of preferred stock dividend			47,778	4	20,095	(20,099)		—
Common stock issued from subscriptions paid, net of offering costs			25,000	3	(3)			—
Options issued as compensation					92,331			92,331
Net loss—October 1, 2000 to December 31, 2000						(3,193,374)		(3,193,374)
Foreign currency translation adjustment							31,068	31,068

Balance—December 31, 2000	72	3,625,000	15,737,172	1,574	10,093,070	(13,892,271)	61,273	(111,354)
Common stock issued in private placement, net of offering costs			1,590,584	159	324,841			325,000
Common stock issued through conversion of preferred stock dividend	(3)	(150,000)	388,528	39	149,961			—
Options issued as compensation					439,530			439,530
Convertible debt intrinsic beneficial conversion feature					7,800			7,800
Net loss—January 1, 2001 to March 31, 2001						(1,963,113)		(1,963,113)
Foreign currency translation adjustment							(102,957)	(102,957)

See accompanying notes.

MOBILE P.E.T. SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid In Capital	Accumulated Deficit	Foreign Currency Translation Adjustment	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance—March 31, 2001	69	3,475,000	17,716,284	1,772	11,015,202	(15,855,384)	(41,684)	(1,405,094)
Preferred stock issued in private placement net of offering costs
Recapitalization of preferred stock		621,456			(347,500)	(273,956)		—
Common stock issued in private placement, net of offering costs			2,120,000	212	995,938			996,150
Common stock issued through conversion of preferred stock	(5)	(295,035)	635,471	64	294,971			—
Common stock issued through conversion of preferred stock dividends					—			—
Common stock issued through conversion of debt			1,875,000	188	749,812			750,000
Common stock issued through settlement agreement			2,733,981	273	749,727			750,000
Common stock subscribed, net of offering costs					1,000,000			1,000,000
Common stock issued for services			403,350	40	201,635			201,675
Options issued as compensation					(210,277)			(210,277)
Convertible debt intrinsic beneficial conversion feature
Net loss—April 1, 2001 to June 30, 2001						(2,101,209)		(2,101,209)
Foreign currency translation adjustment							(279,407)	(279,407)

Balance—June 30, 2001	64	3,801,421	25,484,086	2,549	14,449,508	(18,230,549)	(321,091)	(174,803)
Prior period adjustment—accrued expenses						(91,073)	734	(213,698)

Balance—June 30, 2001, as adjusted	64	3,801,421	25,484,086	2,549	14,449,508	(18,321,622)	(320,357)	(388,501)
Common stock issued from subscriptions paid, net of offering costs			2,600,000	260	(260)			—
Common stock issued in private placement, net of offering costs			4,014,285	401	1,404,599			1,405,000
Common stock issued as finders fee			100,000	10	(10)			—
Common stock issued for compensation			100,000	10	42,990			43,000
Common stock issued for services			325,967	33	125,218			125,251
Net loss—July 1, 2001 to September 30, 2001						(1,112,254)		(1,112,254)
Foreign currency translation adjustment							(13,386)	(13,386)

See accompanying notes.

MOBILE P.E.T. SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)
	Preferred Stock		Common Stock		Additional Paid In Capital	Accumulated Deficit	Foreign Currency Translation Adjustment	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance—September 30, 2001	64	3,801,421	32,624,338	3,263	16,022,045	(19,433,876)	(333,743)	59,110
Common stock issued in private placement, net of offering costs			2,728,571	273	1,119,727			1,120,000
Common stock issued through conversion of preferred stock	(2)	(117,874)	221,328	22	117,852			—
Common stock issued as finders fee			61,714	6	(6)			—
Common stock issued for services 1			2,600,000	260	1,845,740			1,846,000
Net loss—July 1, 2001 to December 31, 2001						(1,605,229)		(1,605,229)
Foreign currency translation adjustment							2,090	2,090

Balance—December 31, 2001, as originally stated	62	3,683,547	38,235,951	3,824	19,105,358	(21,039,105)	(331,653)	1,421,971
Prior period adjustment-common stock issued for services					(971,000)			(971,000)

Balance—December 31, 2001, as adjusted	62	3,683,547	38,235,951	3,824	18,134,358	(21,039,105)	(331,653)	450,971
Common stock issued in private placement net of offering costs			1,928,571	193	749,807			750,000
Stock subscriptions paid					500,000			500,000
Common stock issued through conversion of preferred stock	(10)	(564,414)	1,521,876	152	564,262			—
Common stock issued for services			136,364	14	59,986			60,000
Net loss—January 1, 2002 to March 31, 2002						(1,066,394)		(1,066,394)
Foreign currency translation adjustment							58,917	58,917

Balance—March 31, 2002	53	$3,119,133	41,822,762	$4,182	$20,008,413	$(22,105,499)	$(272,736)	$753,493

See accompanying notes.

MOBILE P.E.T. SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(Unaudited)
	Three Months Ended March 31,		Nine Months Ended March 31,
	2002	2001	2002	2001
Cash flows from operating activities
Net loss	$(1,066,394)	$(1,963,113)	$(3,784,021)	$(7,419,514)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation	763,413	741,586	2,277,766	1,583,108
Common stock issued for compensation	—	—	43,000	—
Common stock issued for services	60,000	—	1,060,251	—
Interest	—	7,800	—	7,800
Options issued for compensation	—	439,530	—	624,192
(Increase) decrease in operating assets
Accounts receivable	(1,311,204)	(1,417,224)	(1,719,723)	(1,752,618)
Due from London Radiosurgical Center, LTD	(24,887)	63,332	85,642	182,731
Stock Subscription receivable	—	—	—	—
Other receivables	11,659	(7,824)	524	264,725
Prepaid expenses	181,699	(166,526)	62,305	50,433
Deposits and other assets	(527,200)	(23,008)	(548,650)	474,348
Restricted cash	(1,505)	(4,057)	(6,195)	(12,300)
Deferred assets	—	—	—	(12,714)
Accrued interest receivable	—	—	—	32,384
Increase (decrease) in operating liabilities
Accounts payable	2,318,539	1,271,016	2,496,693	2,518,557
Income taxes payable	—	250,000	(1,600)	—
Accrued and other liabilities	992,432	(38,629)	881,369	(259,396)

Net cash provided by (used in) operating activities	1,396,552	(847,117)	847,361	(3,718,264)
Cash flows from investing activities
Capital expenditures	(103,988)	(5,915)	(236,598)	(162,966)

Net cash provided by (used in) investing activities	(103,988)	(5,915)	(236,598)	(162,966)
Cash flows from financing activities
Cash overdraft	—	9,506	—	34,440
Proceeds from loan	—	925,000	—	1,333,753
Payments on loan	(58,221)	—	(155,995)	—
Payments on obligations under capital lease	(2,315,544)	(304,125)	(4,009,442)	(583,106)
Preferred stock redeemed	—	—	—	—
Paid stock subscriptions	500,000	—	500,000	—
Preferred stock issued	—	—	—	1,385,000
Common stock issued	750,000	325,000	3,275,000	1,122,500

Net cash provided by (used in) financing activities	(1,123,765)	955,381	(390,437)	3,292,587
Effect of exchange rate on changes in cash	95,458	(102,957)	47,764	69,701

Net increase (decrease) in cash	264,257	(608)	268,090	(518,942)
Cash—beginning of period	66,913	2,699	63,080	521,033

Cash—end of period	$331,170	$2,091	$331,170	$2,091

Supplemental disclosures
Interest paid	$521,444	$872,104	$1,627,671	$1,299,963

Income taxes paid	$12,400	$5,897	$26,414	$5,897
Noncash investing and financing activities
Equipment under capital lease	$—	$—	$—	$13,330,927

Preferred stock dividend—benefical conversion feature	$—	$—	$—	$—

Cumulative preferred dividend	$—	$—	$—	$—

Obligations under capital lease	$—	$—	$—	$13,330,927

See accompanying notes.

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

MOBILE PET SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Advertising

Advertising costs incurred for major new campaigns are expensed in the year in which the advertising takes place. Other advertising costs are expensed when incurred. Advertising expense for the three and nine months ended March 31, 2002 was $12,126 and $74,524, respectively and for the three and nine months ended March 31, 2001, was $12,999 and $183,852, respectively.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to March 31, 2002 presentation. These changes had no impact on previously reported results of operations or shareholders’ equity.

Note 3—Acquisitions

Mobile PET Systems, Inc. was incorporated in the State of Nevada on December 1, 1998. On December 22, 1998, Mobile P.E.T Systems, Inc.’s shareholders exchanged all of the 7,000,000 shares of outstanding common stock for 7,000,000 shares of common stock in Colony International Incorporated, (formerly American Coin and Stamp, Inc.), incorporated in the State of Delaware on August 21, 1995 and its wholly owned subsidiary Colony International Incorporated, incorporated in the State of Nevada on April 25, 1995. This exchange of shares was accounted for as a reverse merger, under the purchase method of accounting. Accordingly, the combination of the Mobile PET Systems, Inc. and Colony International Incorporated and subsidiary was recorded as a recapitalization of the shareholders’ equity of Mobile PET Systems, Inc., the surviving corporation and for accounting purposes the financial statements presented are those of Mobile PET Systems, Inc.

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

MOBILE PET SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On March 25, 2002, the Company formed wholly owned subsidiaries, MBPT #3 LLC and MBPT #4 LLC, Delaware Limited Liability Companies and on April 3, 2002, the Company formed wholly owned subsidiaries, MBPT #1 LLC and MBPT #2 LLC, California Limited Liability Companies for the purpose of providing fixed site PET services. These Limited Liability Companies are currently inactive.

Note 4—Prepaid Expenses

Prepaid expenses consist of the following at March 31, 2002 and 2001:

	2002	2001
Prepaid equipment rent	$547,990	$88,106
Other	227,869	135,843

	$775,859	$223,949

Note 5—Property and Equipment

Property and equipment at March 31, 2002 and 2001 consist of the following:

	March 31,
	2002	2001
Computer equipment	$698,712	$462,467
Office furniture and fixtures	185,007	43,572
Office equipment	43,284	41,113
Leasehold improvements	7,071	—
Equipment	19,830,221	19,531,880

	20,764,295	20,079,032
Less accumulated depreciation	(5,086,471)	(2,045,546)

	$15,667,824	$18,033,486

Depreciation expense for the three and nine months ended March 31, 2002 was $763,413 and $2,277,766, respectively and for the three and nine months ended March 31, 2001 was $741,586 and $1,583,108, respectively.

Note 6—Deposits and Other Assets

Deposits and other assets consist of the following at March 31, 2002 and 2001:

	2002	2001
Equipment deposits—Mobile PET Units	$388,130	$688,891
Equipment rental deposits—other	49,000	49,000
Lease deposits	5,000	13,955
Preferred stock redemption deposit	500,000	—
Other	88,481	58,151

	$1,030,611	$809,997

Equipment deposits—Mobile PET Units are refundable upon the Company securing lease financing or may be applied to subsequent equipment orders.

MOBILE PET SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7—Capitalization

Preferred Stock

On January 20, 2000, the Company authorized for issuance ten million (10,000,000) shares of preferred stock having one hundredth of a cent ($0.0001) par value per share. On March 3, 2000 the Company designated and issued sixty (60) shares 8% Cumulative Convertible Redeemable Preferred, Series A Stock (“Series A”) for cash in the amount of $2,700,000, net of acquisition fees. In addition, under this Securities Purchase Agreement the Company issued 120,000 warrants to purchase shares of common stock at an exercise price of $5 per share, which expire in March 2003. The shares of Series A Stock have no voting rights, have an original liquidation value of $50,000 per share, and accrue dividends at a rate of eight percent (8%) per annum per share on the liquidation value payable upon conversion. On May 30, 2001 the liquidation value was increased to $58,937 when the Company entered into a Settlement Agreement and Conditional Release of a lawsuit surrounding the Securities Purchase Agreement. The total liquidation value of the shares outstanding at March 31, 2002 and 2001 in the amount of $851,023 and $1,975,000, respectively is classified on the Company’s balance sheet as preferred stock. Cumulative preferred dividends are payable upon conversion and at March 31, 2002 there are cumulative preferred dividends in arrears in the amount of $165,137 or $7,180 per share. In the event of any liquidation, dissolution or winding up of the affairs of the Company, holders of the Series A Stock shall be paid the liquidation value plus all accrued dividends at that date before any payment to other shareholders. At the option of the holders, the Series A Stock and the cumulative preferred dividends in arrears are convertible into shares of common stock determined by dividing $58,937 by the conversion price of the lesser of $5 or 75% of the average of the closing bid price of common stock during the five (5) trading days immediately prior to the conversion date. If the Company fails to convert or is unable to issue shares of common stock, the holder may redeem the Series A Stock for cash in an amount equal to the fair value of the shares of common stock that would have been converted. The sixty (60) shares of Series A Stock provide an intrinsic value of beneficial conversion feature of approximately $1,206,000. As of March 31, 2002, the holders converted thirty-eight (38) shares of Series A into 3,486,939 shares of common stock. At March 31, 2002 there are twenty-three (23) shares of Series A issued and outstanding.

On September 21, 2000, the Company designated and subsequently issued thirty (30) shares 8% Cumulative Convertible Redeemable Preferred, Series B Stock (“Series B”) for cash in the amount of $1,385,000, net of acquisition fees. In addition, under this Securities Purchase Agreement the Company issued 50,000 warrants to purchase shares of common stock at an exercise price of $3 per share and 29,851 warrants to purchase shares of common stock at an exercise price of $2.5125 per share. The warrants expire on September 30, 2005. The shares of Series B Stock have no voting rights, have an original liquidation value of $50,000 per share, and accrue dividends at a rate of eight percent (8%) per annum per share on the liquidation value payable upon conversion. On May 30, 2001 the liquidation value was increased to $58,937 when the Company entered into a Settlement Agreement and Conditional Release of a lawsuit surrounding the Securities Purchase Agreement. The total liquidation value of the shares outstanding at March 31, 2002 and 2001 in the amount of $1,768,110 and $1,500,000, respectively is classified on the Company’s balance sheet as preferred stock. Cumulative preferred dividends are payable upon conversion and at March 31, 2002 there are cumulative preferred dividends in arrears in the amount of $112,808 or $3,760 per share. In the event of any liquidation, dissolution or winding up of the affairs of the Company, holders of the Series B Stock shall be paid, pari passu with holders of the Series A Stock, the liquidation value plus all accrued dividends at the date of liquidation, dissolution or winding up of the affairs before any payment to other shareholders. At the option of the holders, the Series B Stock and the cumulative preferred dividends in arrears are convertible into shares of common stock determined by dividing $58,937 by the conversion price of the lesser of $3 or 75% of the average of the closing bid price of common stock during the five (5) trading days immediately prior to the conversion date. If the Company fails to convert or is unable to issue shares of common stock, the holder may redeem the Series B Stock for cash in an amount equal

MOBILE PET SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to the fair value of the shares of common stock that would have been converted. The thirty (30) shares of Series B Stock issued provide an intrinsic value of beneficial conversion feature of approximately $414,580.

Common Stock

The Company has authorized for issuance ninety million (90,000,000) shares of common stock, having one hundredth of a cent ($0.0001) par value per share. On June 30, 2000 the Company had 14,944,658 shares of common stock issued and outstanding.

During the nine months ended March 31, 2001 the Company issued shares of common stock in cash transactions: 1,615,584 shares for cash in the amount of $872,500. Also during the nine months ended March 31, 2001 the Company issued shares of common stock in non-cash transactions: 1,108,264 shares through the conversion of Series A Stock valued at $1,025,000; and 47,778 shares through the conversion of Series A Stock dividends in arrears valued at $20,099.

During the three months ended June 30, 2001 the Company issued shares of common stock in cash transactions: 2,120,000 shares for cash in the amount of $996,150; and 2,733,981 shares for cash in the amount of $750,000 according to the terms of a settlement agreement between the Company and holders of the Series A and Series B Stock. Also during the three months ended June 30, 2001 the Company issued shares of common stock in non-cash transactions: 635,471 shares through the conversion of Series A Stock valued at $295,035; 1,875,000 shares through the conversion of debt valued at $750,000; and 403,350 shares for legal services valued at $201,675. On June 30, 2001 the Company had 25,484,086 shares of common stock issued and outstanding.

During the nine months ended March 31, 2002 the Company issued shares of common stock in cash transactions: 2,600,000 shares from paid subscriptions at June 30, 2001 in the amount of $1,000,000; 8,671,427 shares for cash in the amount of $3,275,000. Also during the nine months ended March 31, 2002 the Company issued shares of common stock in non-cash transactions: 1,743,204 shares through the conversion of Series A Stock valued at $682,288; 161,714 shares as a finders fee; 100,000 shares as compensation valued at $43,000; and 3,062,331 shares for services valued at $1,060,251. On March 31, 2002 the Company had 41,822,762 shares of common stock issued and outstanding and subscriptions paid for the issue of an additional 1,428,571 shares of common stock.

Stock Options

The Company’s Board of Directors and shareholders adopted the 1999 Stock Option Plan pursuant to which incentive stock options or nonstatutory stock options to purchase up to 8,000,000 shares of common stock may be granted to employees, directors and consultants. Stock options generally expire on June 30, 2002, with some options extending to September 12, 2005 and vesting over service periods that range from zero to four years.

MOBILE PET SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of March 31, 2002, the Company has granted options to purchase 3,830,625 shares of common stock as follows:

	Exercise Price	Number of Shares	Vested Shares
Outstanding, June 30, 2000	$1.00 – $4.63	5,988,000	3,594,000
Granted	$2.50 – $3.25	400,000	7,500
Exercised		—	—
Cancelled	$1.00 – $5.31	(1,530,000)	(55,000)

Outstanding, September 30, 2000	$1.00 – $4.63	4,858,000	3,546,500
Granted	$1.26 – $2.99	354,500	365,000
Exercised		—	—
Cancelled	$1.00 – $4.63	(220,000)	—

Outstanding, December 31, 2000	$1.00 – $4.63	4,992,500	3,911,500
Granted	$1.26 – $2.99	201,250	311,500
Exercised		—	—
Cancelled		—	—

Outstanding, March 31, 2001	$1.26 – $2.50	5,193,750	4,223,000
Granted	$ .45 – $1.09	$231,500	456,000
Exercised		—	—
Cancelled	$1.00 – $4.63	(374,500)	(1,222,000)

Outstanding, June 30, 2001	$ .45 – $4.63	5,050,750	3,457,003

Outstanding, June 30, 2001	$ .45 – $4.63	5,050,750	3,457,003
Granted	$ .50 – $3.00	1,632,500	1,143,916
Exercised		—	—
Cancelled	$1.00 – $4.63	(942,500)	(939,167)

Outstanding, September 30, 2001	$ .45 – $4.63	5,740,750	3,661,752
Granted	$ .50 – $1.00	189,376	1,268,500
Exercised		—	—
Cancelled	$1.00 – $4.63	(170,000)	(939,167)

Outstanding, December 31, 2001	$ .45 – $4.63	5,760,126	3,991,085
Granted		—	—
Exercised		—	—
Cancelled	$ .45 – $4.63	(1,929,500)	(534,916)

Outstanding, March 31, 2002	$ .46 – $4.46	3,830,626	3,456,169

The Company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” under which no compensation cost for stock options is recognized for the stock option awards granted at or above fair market value. However, during the nine months ended March 31, 2002 and 2001 the Company recognized compensation expense using the intrinsic value method of $0 and $624,192, respectively.

Warrants

At March 31, 2002 warrants were outstanding to purchase 9,521,671 common stock at exercise prices between $0.35 to $7.00 per share, and at the average of the last reported sale price of the common stock for the five trading days preceding the issue date. These warrants expire between April 10, 2002 and May 25, 2006.

MOBILE PET SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8—Related Party Transactions

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

The Memorandum of Agreement provides for a distribution to the Company of 8.42% of LRC’s net distributable cash flow, until a total of $210,573 has been distributed and then the distribution of 5.05% of net distributable cash flow, subject to future dilution. The Memorandum of Agreement stopped the accrual of interest at June 1, 1999. At the date of the Memorandum of Agreement, the Company canceled $47,447 of accrued interest from the original investment and at March 31, 2002 and 2001 accrued interest on the investment was $10,573. The related shareholder, officer and director personally guarantee the investment.

Due from London Radiosurgical Centre, Ltd

LRC provides office space and administrative expenses under normal commercial terms to The London PET Centre Limited. The London PET Centre Limited made cash payments of approximately $0 and $1,100 to LRC and office space and administrative expense was approximately $170,766 and $125,300 during the nine months ended March 31, 2002 and 2001, respectively. During the nine months ended March 31, 2002 and 2001, the Company advanced without interest $0 and $708, respectively to LRC for working capital during LRC’s start-up period. The advances are covered by a continuing corporate and personal guarantee. There is a balance due from London Radiosurgical Centre, Ltd in the amount of $152,294 and $252,369 at March 31, 2002 and 2001, respectively.

Loans

On August 23, 2000, the Company received an eight percent (8%) bridge loan from a director and shareholder in the amount of $200,000, with an original due date of October 11, 2000. The loan’s due date has been extended several times and the Company has agreed to make monthly payments of $10,000 per month beginning on January 8, 2002, until paid in full. At March 31, 2002 and 2001, the loan has a balance of $170,000 and $200,000, respectively and accrued interest of $0 and $9,600, respectively.

On October 24 2000, the Company received an eight percent (8%) bridge loan from an officer, director and shareholder in the amount of $100,000, which was due on or before November 30, 2000. The loan was extended to June 1, 2001. In October 2000, an eight percent (8%) promissory note was issued in the amount of $100,000 in exchange for the loan. Principal, plus accrued interest is payable in installments: $20,000, plus accrued interest on October 8, 2001 and $10,000 plus accrued interest on the first day of each successive month, until paid in full. At March 31, 2002 and 2001, the loan has a balance of $20,000 and $100,000, respectively, plus accrued interest of $0 and $3,463, respectively.

On January 12, 2001, the Company received an eight percent (8%) bridge loan from an officer, director and shareholder in the amount of $25,000, with an original due date of March 12, 2001, and extended to December 1, 2001. The loan was paid in December 2001.

MOBILE PET SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On January 17, 2001, the Company received an eight percent (8%) bridge loan from an officer, director and shareholder in the amount of $150,000, with an original due date of March 12, 2001. The note has been extended several times and is now due on March 1, 2002. The note is past due. At March 31, 2002, accrued interest is $0.

On February 5, 2001, the Company received an eight and one-half percent (8.5%) bridge loan from a shareholder in the amount of $500,000. At the option of the holder, the principal and accrued interest was convertible into shares of common stock at a conversion price of $1 per share. The option had a beneficial conversion feature in the amount of $7,800 which was recorded as debt discount and amortized as interest expense through the date the option expired. The option expired on March 22, 2001. On March 20, 2001, the Company received an additional bridge loan in the amount of $250,000, cancelled the note dated February 5, 2001 in the amount of $500,000, and issued a new convertible ten percent (10%) note in the amount of $750,000. At March 31, 2001 the balance of the note was $750,000, plus accrued interest in the amount of $7,267. At the option of the holder, the principal and accrued interest is convertible into shares of common stock at a conversion price of $.40 per share. The new loan did not have a beneficial conversion feature. On June 14, 2001 the holder converted the note into 1,875,000 shares of common stock.

On October 12, 2001, the Company converted $253,050 due to a director into a promissory note without interest and payable in monthly installments of $14,000 per month beginning on October 15, 2001, until paid in full. At March 31, 2002, the loan has a balance of $169,050.

Note 9—Securities Purchase Agreement

On March 3, 2000, the Company entered into a Securities Purchase Agreement, pursuant to which the Company issued 60 shares of 8% Cumulative Convertible Redeemable Preferred, Series A Stock for cash in the amount of $2,700,000, net of acquisition fees and 120,000 warrants to purchase shares of common stock at an exercise price of $5.00 per share, which expire in March 2003. The buyer of the preferred stock agreed to purchase shares of common stock of the Company in tranches, for an aggregate purchase price of up to $10,000,000, at a price equal to eighty five percent (85%) of the average closing bid price five (5) consecutive days immediately prior to the Company providing a tranche notice to the buyer. During the nine months ended March 31, 2001 the Company received $1,075,000, net of offering costs and subsequently issued 2,703,093 shares of common stock. There is an aggregate commitment remaining in the amount of $8,925,000 at March 31, 2002.

Note 10—Consulting Agreement

Effective September 21, 2001 the Company entered into a Consulting Agreement for investor relation services. On October 9, 2001 the Company issued 2,500,000 shares of common stock, restricted during the term of the Agreement, valued at $804,000 in payment for services. In addition, the Company issued options to purchase 200,000 shares of common stock at a price of $1.00 share. The options expire on September 21, 2002.The Company originally valued the shares of common stock at $1,775,000 which represented the fair value of the shares of common stock at October 9, 2001. The value of the shares of common stock have been restated to reflect the fair value of the shares of common stock at September 21, 2001, the effective date of the Agreement.

Note 11—Employment Agreements

The Company has employment and compensation agreements with key officers and employees of the Company. The agreements vary in terms providing annual salaries and options to purchase shares of common stock, which may or may not be contingent upon individual or Company stock performance.

MOBILE PET SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12—Income Taxes

At March 31, 2002 the Company has a net operating loss carryforward for tax purposes of approximately $12,200,000 which expires through the year 2020. The Internal Revenue Code contains provisions, which may limit the loss carryforward available if significant changes in shareholder ownership of the Company occur.

The components of the provision for income taxes for the nine months ended March 31, 2002 and 2001 are as follows:

	March 31,
	2002	2001
Current
Foreign	$—	$—
Federal	—	—
State	26,414	5,897

	26,414	5,897
Deferred
Foreign	—	—
Federal	—	—
State	—	—

	—	—

Provision for income taxes	$26,414	$5,897

The components of the net deferred tax assets were as follows:

	March 31,
	2002	2001
Deferred tax assets
Non-cash compensation	$266,794	$610,782
Organization and start-up costs	91,115	155,949
State tax benefit and other	441,682	274,728
Net operating loss carryforward	5,219,573	1,876,357

	6,019,164	2,917,816
Deferred tax liabilities
Depreciation	376,292	44,688

	5,642,872	2,873,128
Less valuation allowance	(5,642,872)	(2,873,128)

Net deferred tax assets	$—	—

MOBILE PET SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 13—Long Term Debt

Long term debt at March 31, 2002 and 2001 consists of the following:

	2002	2001
Promissory Note with interest at a rate of 11% per annum, due in monthly installments of $2,343, with the first payment beginning on January 1, 2002, with a variable 5% to 1% prepayment penalty.	$78,431	$108,753
Less current portion	(15,284)	(22,711)

Long term debt, net of current portion	$63,147	$86,042

The maturities of long term debt for each of the succeeding five years subsequent to March 31, 2002, are as follows:

Twelve Months Ending March 31,
2003	$15,284
2004	18,587
2005	24,413
2006	20,147

$78,431

Note 14—Commitments

Equipment under capital lease is included in property and equipment as follows:

	March 31,
	2002	2001
Equipment	$19,830,221	$19,277,737
Less accumulated amortization	(4,833,131)	(1,611,101)

Net capital lease assets	$14,997,090	$17,666,636

The Company leases office space and certain PET equipment under non-cancelable operating leases. The office lease expires in April 2005 and the equipment leases expire through May 2006.

Rent expense for the three and nine months ended March 31, 2002 was $433,181 and $1,174,042, respectively and for the three and nine months ended March 31, 2001 was $9,090 and $56,699.

The Company leases certain other PET equipment under capital leases. The equipment leases expire through March 2006. The capital leases are secured by the Company’s assets. The chief executive officer of the Company has personally guaranteed one lease. Certain leases contain covenants that restrict the use of cash and require the Company to maintain financial ratios. The Company has been advised of its failure to maintain a debt service coverage ratio of not less than 1.25 to 1.00, placing three leases in default. The Company has also been advised three other lease agreements are in default for failure to make lease payments when due and demand has been made for payment of $2,294,394. Obligations under capital lease—current include $6,755,479 of lease obligations currently in default.

MOBILE PET SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a schedule by year of the future minimum lease payments at March 31, 2002:

Twelve Months Ending March 31,	Capital Lease	Operating Leases
2003	11,838,599	1,196,750
2004	3,403,572	1,220,130
2005	3,403,572	1,104,364
2006	2,666,242	1,063,034
2007	—	88,940

	21,311,985	$4,673,218

Less amount representing interest at 12.07%	(7,268,434)

Present value of minimum lease payments (including current portion of $8,523,552)	$14,043,551

Note 15—Concentration of Credit Risk

The Company maintains cash with various major financial institutions in excess of the Federal Deposit Insurance Corporation limits.

Note 16—Earnings (Loss) Per Share

The computations of basic and diluted earnings per share from continuing operations for the nine months ended March 31, 2002 and 2001 were as follows:

	March 31,
	2002	2001
Loss per share—basic
Numerator:
Net loss—available to Common shareholders	$(3,998,326)	$(8,102,995)
Denominator:
Weighted-average shares	31,351,109	15,693,489

Loss per share—basic	$(0.13)	$(0.52)

Loss per share—diluted
Numerator:
Net loss—available to Common shareholders	$(3,998,326)	$(8,102,995)
Denominator:
Weighted-average shares	31,351,109	15,693,489

Loss per share—diluted	$(0.13)	(0.52)

MOBILE PET SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The average shares listed below were not included in the computation of diluted loss per share because to do so would have been antidilutive for the nine months ended March 31, 2002 and 2001:

	March 31,
	2002	2001
Cumulative convertible redeemable preferred stock common stock equivalent	936,378	755,900
Employee stock options	6,149,441	4,869,385
Warrants	5,780,835	1,156,547

Note 17—Prior Period Adjustments

The financial statements for the six months ended December 31, 2001 have been restated to correct the recording of stock based compensation for investor relation services. The effect of the restatements are as follows:

As of and for the Nine Months Ended December 31, 2001	As Previously Reported	As Restated
Prepaid and other assets	$1,928,558	$957,558
Additional paid in capital	19,105,358	18,134,358
Net loss	$(2,717,627)	$(2,717,627)
Net loss—available to common shareholders’	(2,870,314)	(2,870,314)
Loss per share—basic	$(0.09)	$(0.09)
Loss per share—diluted	(0.09)	(0.09)

The financial statements for the year ended June 30, 2001 have been restated to correct an error in recording additional accrued expenses. The effect of the restatements is as follows:

As of and for the Year Ended June 30, 2001	As Previously Reported	As Restated
Accrued and other liabilities	$1,164,543	$1,255,616
Accumulated deficit	(18,230,549)	(18,321,622)
Net loss	$(9,520,723)	$(9,611,796)
Net loss—available to common shareholders’	(9,999,248)	(10,090,321)
Loss per share—basic	$(0.60)	$(0.60)
Loss per share—diluted	(0.60)	(0.60)

Note 18—Subsequent Events

On April 4, 2002 the Company issued 1,000,000 shares of common stock for cash in the amount $350,000 with a warrant to purchase 500,000 shares of common stock at a price of thirty-five cents ($0.35) per share. The warrant expires on April 3, 2003.

On April 10, 2002 the Company received a notice of conversion for three (3) shares of Series B preferred stock to be converted into 414,934 shares of common stock.

On April 23, 2002 the Company issued 1,428,571 shares of common stock for cash in the amount $500,000 with a warrant to purchase 714,286 shares of common stock at a price of thirty-five cents ($0.35) per share. The warrant expires on March 27, 2004.

MOBILE PET SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 17—Subsequent Events

On April 30, 2002 the Company issued 300,000 shares of common stock for cash in the amount $105,000 with a warrant to purchase 150,000 shares of common stock at a price of thirty-five cents ($0.35) per share. The warrant expires on April 30, 2003.

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

As of March 31, 2002 we were providing our services to over 75 accounts, which consisted of hospitals and physicians in the United States. We also operated a wholly owned subsidiary, The London PET Centre Ltd., which is the only private sector stationary PET facility in the United Kingdom. We believe there are and will be significant opportunities to develop and operate additional mobile and stationary PET facilities in the United States, United Kingdom and in key European markets.

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

Results of Operations

For the three and six months ended March 31, 2002, we had fifteen mobile units and one fixed site accepted and placed into service, generating revenues for the three and nine months ending March 31, 2002 of $4,559,403 and $12,427,453 compared to the three and nine months ending March 31, 2001, in which we had revenues of $2,308,196 and $4,267,864, respectively. Our costs of service for the three and nine months ending March 31, 2002 were $2,857,882 and $7,473,849 compared to $1,450,412 and $3,195,677 for the three and nine months ending March 31, 2001. This substantial difference in revenues and costs is largely attributable to the number of units which were in service during the applicable periods. As a result of these activities, accounts receivables increased to $3,776,475 net of allowances for doubtful accounts, as of March 31, 2002, as compared to accounts receivables of $2,248,351, net of allowances for doubtful accounts, as of March 31, 2001. The costs of service revenues represent salaries paid to technologists and drivers, system maintenance, transportation and insurance on our mobile PET systems. We have transitioned from a development stage company and are now seeking to grow. Prior to this transition, our efforts have been principally focused on capitalization, organizational and business development activities.

We continue our efforts to develop and expand our service business by increasing utilization of our existing units, and developing and operating additional mobile and stationary PET systems. We anticipate we may continue to incur additional losses as we pursue our development efforts. If we continue our unit growth and achieve targeted unit revenues, we believe cash flow will be sufficient to cover our cost of services on a monthly basis commencing in the fourth quarter of fiscal year 2002.

Our future revenues will principally be a function of the number of operating units in service, the volume of patient procedures and the fees earned per procedure. We generate substantially all our revenues from our service agreements with hospitals and other health care providers. We have a satisfactory record of account collections, however there can be no assurance that this trend will continue and, accordingly, we have established an allowance for uncollectable accounts receivable. Lower reimbursement by public and private insurers may also impact the revenues the Company can generate from its operations. There can be no assurance that we will be able to maintain or increase the number of patient procedures.

Since our inception we have incurred significant losses. Through March 31, 2002, we have incurred a net loss of $22,105,499, which we have financed primarily through equity sales. For the three and nine months ended March 31, 2002, we experienced a consolidated net loss from operations of $534,189 and $2,136,773, compared to a consolidated net loss from operations of $1,580,808 for the three months, and $6,111,457 for the nine months ended March 31, 2001. Our net loss available to common shareholders, after accrued preferred stock dividend, was $1,128,012 for the three months and $3,998,182 for the nine months ended March 31, 2002, compared to the net loss of $1,992,113 for the three months and $8,102,995 for the nine months ended March 31, 2001.

It should be noted however that we have expensed as a non-cash transaction the issuance of 2,500,000 shares to our investor relations company American Financial Corporation. This resulted in a non-cash expense of $212,333 for the three months and $875,000 for the nine months ended March 31, 2002. We anticipate that the company should have operating profits during the fourth quarter of fiscal year 2002, due to realizing higher utilization of our services and subsequent growth in revenues. We have implemented cost reductions by reducing administrative and travel expense and by negotiating higher discounts for new equipment, service and radiotracers. Subject to obtaining additional financing, we are also seeking to deploy additional mobile units or stationary sites which will reduce per unit operating costs. However, we can give no assurances that our efforts will have the desired effects. As a result, in order to achieve and maintain profitability, we will need to continue to increase revenues and effectively manage our operating overhead.

Selling expenses for the three months and nine months ended March 31, 2002 were $635,396 for the three months and $2,399,010 for the nine months, as compared to $1,351,228 for the three months and $3,720,045 for the nine months ended March 31, 2001. General and Administrative expenses for the three months and nine months ended March 31, 2002 were $1,640,314 for the three months and $4,691,367 for the nine months ended March 31 2002, as compared to $1,087,364 for the three months and $3,463,599 for the nine months ended March 31, 2001. The principal components of our operating costs, selling and general, consists of equipment leasing, equipment service and maintenance, salaries and benefits, legal and accounting fees, insurance and transportation costs. Because the majority of these costs are fixed, increased revenues as a result of increased patient procedures may provide higher profitability, while lower patient procedures may result in lower profitability.

Depreciation expense increased from $741,586 for the three months and $1,583,108 for the nine months ended March, 2001 to $763,413 for the three months and $2,277,766 for the nine months ended March 31, 2002 mainly due to the increase in mobile PET units deployed to fifteen mobile and one fixed site at March 31, 2002 compared to twelve mobile units and one fixed site at March 31, 2001. In addition, we continue to incur costs in building our infrastructure and incur costs in connection with business development advertising and marketing our mobile PET services.

Our interest income was $1,639 and $6,981 for the three months and nine months ended March 31 2002, respectively as compared to $5,826 and $11,667 for the three and nine months ended March 31, 2001 respectively. This was the result of a reduction of cash reserves earning interest during the later periods. Our interest expense was $521,444 and $1,627,671 for the three and nine months ended March 31, 2002, as compared to the interest expense of $382,154 and $1,326,541 for the three and nine months ended March 31, 2001. This was principally due to the increase of leased capital equipment.

Liquidity and Capital Resources

At March 31, 2002, our total assets were $22,300,292 compared to $22,143,033 at March 31, 2001. Our current assets at March 31, 2002 totaled $5,917,906 and our current liabilities were $15,963,653, as compared to current assets of $3,304,825 and current liabilities of $8,600,104 at March 31, 2001. Shareholders’ equity at March 31, 2002 increased from ($1,405,094) to $753,493, due primarily to the increase in additional paid in capital of $1,874,055 for the three months and $5,558,905 for the nine months ended March 31, 2002.

Our foreign currency translation adjustment in shareholders’ equity amounted to ($272,736) at March 31, 2002 compared to ($41,684) at March 31, 2001. We have reflected the transaction gains and losses in the cash flow as the effect of exchange rate changes on cash of $95,458 for the three months and $47,764 for the nine months ended March 31, 2002, compared to ($102,957) for the three months and $69,701 for the nine months ended March 31, 2001.

Our net cash used in investing activities for the three and nine months ended March 31, 2002 was ($103,988) and ($236,598), respectively, as compared to ($5,915) and ($162,966) in the three and nine months ended March 31, 2001 respectively. This difference is primarily a result of our investment in computers and related equipment for our business and personnel growth.

The net cash provided by our financing activities for the three and nine months ended March 31, 2002 was ($1,123,765), and ($390,437), respectively, resulting mainly from the issuance of common stock of $750,000 during the three months and $3,275,000 during the nine months ended March 31, 2002, compared to $325,000 issued for the three months and $1,122,500 for the nine months ended March 31, 2001 and the payments on obligations under capital lease for the three and nine months ended March 31, 2002 being ($2,315,544) for the three months and ($4,009,442) for the nine months compared to ($304,125) for the three months and ($583,106) for the nine months ended March 31, 2001.

During the three and nine months ended March 31, 2002, we have raised $1,874,055 for the three months and $5,558,905 for the nine months ended March 31, 2002 of new equity capital through private placements of common stock and warrants to purchase common stock, compared to $2,897,995 for the three months and $3,820,127 for the nine months ended March 31, 2001.

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

We have lost money in the past and may lose money in the future.

We have incurred significant losses since our formation. In two recent months we have been successful in generating sufficient revenues to fund our continuing operations. In the future we may not be able to generate sufficient revenues from sales to fund continuing operations or sustain profitability.

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

Certain of our indebtedness is secured by equipment and other assets of the Company. If the Company defaults and the creditors foreclose, the Company and its operations could be materially and adversely effected.

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

Acceptance of our services by the medical community or by patients may not grow, which may impair our future sales and profitability.

High cost, concerns by patients and physicians relating to safety and efficacy, and the substantial acceptance of other diagnostic tools such as MRIs or CT scans may interfere with the growing acceptance of PET technology. We have a limited sales force and may need to hire additional technologists and sales and marketing personnel to grow the acceptance of PET services. We believe PET technology is now accepted as a valid diagnostic and staging tool for certain conditions, but we cannot promise this acceptance will continue to expand to other conditions.

If we do not remain profitable, we may not be able to continue our operations.

Our future revenues and profitability depend in part on our ability to demonstrate to hospitals the potential cost and performance advantages of the PET system over traditional diagnostic imaging systems. Our ability to experience profitability in the future will depend in part on our ability to successfully market and sell PET services on a wide scale.

The issuance of shares under outstanding convertible preferred stock may depress our stock.

Our Series A and B Convertible Preferred Stock (the “Series A and B Stock”) is convertible into shares of our common stock at floating rates based upon formulas tied to the market price of our common stock. As such, the lower our stock price is at the time the shares of Series A and B Stock convert, the more shares of our common stock will have to be issued as a result of the conversion. For example, if the market price of our common stock were to fall by 50% from present levels, the holders of Series A and B Stock would be entitled to convert such stock for twice as many shares of our common stock as they would at today’s level. The conversion of such stock when our common stock price is low may greatly increase the number of outstanding shares of our common stock, which may cause our stock price to fall further. That, in turn, would allow the holders of the Series A and B Stock to convert their remaining shares into even greater amounts of our common stock. The sale of such shares could yet further depress our stock price. In addition, downward price pressure caused by the sale of shares of our common stock issued on the conversion of the Series A and B Stock could encourage short sales by the holders of the Series A and B Stock and others, placing yet more downward pressure on the price of our common stock. All of the then outstanding shares of Series A and B Convertible Preferred Stock will automatically convert to common stock in March and September of 2003, respectively.

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

Virtually all of the Company’s outstanding stock was issued and sold pursuant to exemptions from registration with the Securities and Exchange Commission and state securities agencies. These shares and shares held by our affiliates are considered “restricted securities” and may be resold pursuant to an effective registration statement or in compliance with SEC Rule 144. Rule 144 generally provides that a person holding restricted securities for one year from the date the securities were purchased from the issuer, or from an affiliate of the issuer, and fully paid, may sell limited quantities of the securities to the public without registration, provided certain public information with respect to the issuer is available. Pursuant to Rule 144, securities held by non-affiliates for more than two years may generally be sold without reference to the current public information or broker transaction requirements, or the volume limitations. A significant number of shares are currently available for resale pursuant to Rule 144 and more shares will become so in the future.

In addition, the Company has granted registration rights in connection with the sale of a significant number of its shares. The exercise of such rights would require the Company to prepare and file one or more registration statements for the resale of the Company’s shares.

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

An increasing portion of our sales may be made in foreign markets. The primary risks to which we are exposed due to our foreign sales are the difficulty and expense of maintaining foreign sales distribution channels, and governmental quotas and other regulations. There is also a risk due to the effect of exchange rate changes on the foreign currency we receive.

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

Upon expiration of our clients’ contracts, we are subject to the risk that clients will cease using our PET systems and purchase or lease their own PET systems, use our competitors’ PET systems or rely on alternate imaging technologies. None of our client contracts expired in 2001, approximately seven percent expire in 2002, twenty-two percent in 2003, seventeen percent in 2004, twenty percent in 2005 and thirty-four percent in 2006. Moreover, one-third of our client contracts permit the client, upon typically 180 days notice, to terminate the contract “without cause,” and two-thirds of our client contracts permit the client, upon typically 180 days notice, to terminate the contract if the client obtains a fixed site for a PET system. In addition, a portion of our contracts does not have minimum usage requirements.

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

We depend to a considerable degree on a limited number of key personnel. The loss of the services of key members of our management could harm our business. Our success will also depend, among other factors, on the successful recruitment and retention of qualified sales persons, technologists and other personnel. It is impossible to predict the availability of qualified sales persons and technologists or the compensation levels that will be required to hire them. In particular, there is a very high demand for qualified technologists who are necessary to operate our systems. We may not be able to hire or retain a sufficient number of technologists, and we may be required to pay bonuses and higher salaries to our technologists, which would increase our expenses. The loss of the services of any member of our senior management or our inability to hire or retain qualified sales persons and skilled technologists at economically reasonable compensation levels could adverse affect our ability to operate and grow our business.

If we fail to compete successfully, our revenues and operating results will be adversely affected.

Many of our competitors have substantially greater financial and marketing resources and experience than us. Furthermore, we expect that other companies will enter the mobile and stationary PET market, particularly as PET systems gain increasing market acceptance. Our competitors may be able to develop technologies, procedures or products that are more effective or economical than ours, or that would render the PET system obsolete or noncompetitive. Some of our customers may be capable of providing the same services to their patients directly by purchasing or leasing their own imaging systems. In addition, the hospital industry has been experiencing a trend towards consolidation, which trend will reduce our potential customer base and increase competition for available customers.

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

In addition, we experience seasonality in the sale of our services. For example, our sales typically decline from our first fiscal quarter to our second fiscal quarter. Second and third quarter revenues are typically lower than those from the first and fourth quarters. Second quarter revenue is affected primarily by holiday and client and patient vacation schedules and inclement weather, the results of which are fewer patient scans during the period. Third quarter revenue is affected primarily by fewer calendar days and inclement weather, the results of which are fewer patient scans during the period. We may not be able to reduce our expenses, including our debt service obligations, quickly enough to respond to these declines in revenue, which would make our business difficult to operate and would harm our financial results. In addition, we may be unable to adjust our expenditures if revenues in a particular period fail to meet our expectations, which would harm our operating results for that period.

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

PART II.    OTHER INFORMATION

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

From time to time the Company becomes involved in legal proceedings, either as a plaintiff or defendant. The Company is currently involved in several such proceedings to enforce the termination provisions or minimum number of procedure provisions of its service contracts. The Company believes none of these proceedings, either alone or in the aggregate, are material.

On May 10, 2002 the Company was served with a summons and complaint, filed April 29, 2002 in the Chancery Court for Knox County, Tennessee. This action by P.E.T. NET Pharmaceuticals, Inc. seeks to recover $567,101 for failure to pay for isotopes and radiopharmaceuticals delivered pursuant to a Preferred Provider Radiopharmaceutical Supply Agreement dated June 5, 2000. The Company has informed P.E.T. NET Pharmaceuticals, Inc. in the past that the Company did not believe it was being charged in accordance with the terms of the Preferred Provider Radiopharmaceutical Supply Agreement. The Company has not yet had an opportunity to evaluate this complaint. The Company is not yet required to respond to this complaint and has not yet done so. The Company intends to take appropriate actions to protect its rights in connection with this action.

Although there is currently no pending legal proceeding, the Company has received notice, dated April 4, 2002, from Finova Capital Corporation of an Event of Default relating to certain violations of Debt Service Ratio covenants contained in Capital Equipment Leases with the Company. We are currently in negotiation to either refinance these leases with third parties or negotiate mutually acceptable waiver and modification of these Capital Equipment Leases with Finova. The Company can give no assurance such negotiation will be successful. If we are unable to refinance these leases or reach a mutually acceptable waiver and modification with Finova, Finova may foreclose on these leases, which would have a material adverse affect on the Company and its operations.

Although there is currently no pending legal proceeding, the Company has received notice, dated March 19, 2002, from Siemens Financial Services of an Event of Default relating to failure to make equipment lease payments when due. Siemens alleged approximately $1,221,000 was in arrears, and demanded payment of $2,945,394 as the accelerated total obligation due. We have been able to pay approximately $957,000 against this obligation (which continues to accrue) during April and May 2002. If we are unable to bring these amounts current and otherwise satisfy the terms of these equipment leases, as to which no assurance can be given, Seimens has the right to foreclose on these leases, which would have a material adverse affect on the Company and its obligations.

Item 2.     Changes in Securities

Changes in Securities.

On or about January 16, 2002 we sold an additional 500,000 shares of common stock and 250,000 warrants to purchase common stock exercisable for a period of 2 years at $0.50 per share, in reliance on Section 4(2) of the Act. The total proceeds of this offering was $250,000.

In March 2002 we sold an additional 1,428,571 shares of common stock and 714,286 warrants to purchase common stock exercisable for a period of 2 years at $0.35 per share, in reliance on Section 4(2) of the Act. The total proceeds of this offering was $500,000.

During the period from January 1, 2002 through and including March 31, 2002, we also issued 1,521,876 shares of common stock in connection with the conversion of 10 shares of Series A Convertible Preferred Stock. These conversions were in reliance on Section 4(2) of the Act. The re-sale of these common shares is the subject of an SB-2 registration statement.

On August 15, 2001, we entered into a Letter Agreement with Windsor Capital Corporation (“Windsor”), to provide financial consulting services for a period of 2 years. That agreement provides for compensation in the form of restricted stock, payable at a rate of $10,000 per month based upon the ten (10) day average price immediately prior to such payment. On March 20, 2002, we issued 136,364 additional shares of restricted common stock valued at $60,000 to Windsor at a price of $0.4399 per share in connection with that agreement, in reliance on Section 4(2) of the Act.

During the period between April 1, 2002 and April 15, 2002, we sold an additional 2,728,571 shares of common stock and 1,364,286 warrants to purchase common stock exercisable for a period of 2 years at $0.35 per shares, in reliance on Section 4(2) of the Act. The total proceeds of this offering was $955,000.

On or about April 10, 2002, we received a notice to convert three (3) shares of Series B Preferred Stock into 414,934 shares of Common Stock. These conversions were in reliance on Section 4(2) of the Act. The re-sale of these common shares is the subject of an SB-2 registration statement.

Item 4.     Submission of Matters to a Vote of Security Holders.

On April 5, 2002, the Company held its annual meeting at the Sheraton Suites Hotel, San Diego, California at 10:00 am. A quorum of shareholders was present in person or by proxy.

Proposal 1.

At the meeting the following directors were elected to serve until the next annual meeting or their successor is elected, by the indicated votes:

	For	Withheld
Paul Crowe	29,636,876	102,630
Robert Bush	29,738,490	1,016
Axel Steudle	29,738,506	1,000
Jeffrey Rush	29,701,506	38,000
Robert Rohe	29,700,006	39,500

No other directors currently serve.

Proposal 2.

At the same meeting, the shareholders ratified the appointment of Peterson & Co. as the Company’s independent accountants for the fiscal year ending June 30, 2002. This proposal was approved by the following vote:

For:        29,719,974

Against: 7,752

Abstain: 11,780

Item 6.     Exhibits and Reports on Form 8-K

(a)    Exhibits

Exhibit 23.1 Consent of Independent Accountants’ dated February 14, 2002.

(b)    Reports on Form 8-K

Form 8-K filed with the SEC on April 10, 2002, covering a press release, dated April 9, 2002, announcing unaudited preliminary third quarter revenues.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOBILE PET SYSTEMS INC.

By:	/s/ ANTHONY R. TURNBULL
Anthony R. Turnbull Chief Financial Officer, Secretary and Treasurer
Date:    May 14, 2002