Form 10QSB/A
period 2002-03-31
MOBILE PET SYSTEMS INC
filed 2002-07-31
CIK 1097181

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

This Amendment No. 1 to Form 10-QSB is being filed to correct intercompany eliminations between certain subsidiaries of Mobile PET Systems, Inc. These corrections result in a decrease in accounts receivable and accounts payable at March 31, 2002 by the amount of $923,358.
This change is reflected in both the Consolidated Balance Sheet (Unaudited) and the Consolidated Statements of Cash Flows (Unaudited).

MOBILE PET SYSTEMS, INC. AND SUBSIDIARIES

For the quarterly period ended March 31, 2002

PART I.    FINANCIAL INFORMATION

Item 1.     Financial Statements (unaudited)

MOBILE PET SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

March 31, 2002 and 2001
(Unaudited)

	2002	2001
ASSETS
Current assets
Cash	$331,170	$2,091
Accounts receivable, net of allowance for doubtful accounts of $129,320 at March 31, 2002 and 2001	2,853,117	2,248,351
Other receivables	3,791	20,437
Prepaid expenses	775,859	223,949
Deposits and other assets	1,030,611	809,997

Total current assets	4,994,548	3,304,825
Property and equipment, net	15,667,824	18,033,486
Other assets
Accrued interest receivable	10,573	10,573
Due from London Radiosurgical Centre, Ltd	152,924	252,369
Subordinated equity participation	200,000	200,000
Restricted cash	351,065	341,780

Total assets	$21,376,934	$22,143,033

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Bank overdraft	$—	$34,441
Accounts payable	3,986,505	3,170,304
Current portion of note payable	15,284	22,711
Loan payable	509,050	1,225,000
Accrued and other liabilities	2,005,904	453,208
Income taxes payable	—	800
Obligations under capital lease—current	8,523,552	3,693,640

Total current liabilities	15,040,295	8,600,104
Noncurrent liabilities
Obligations under capital lease	5,519,999	14,861,981
Note payable	63,147	86,042

Total liabilities	20,623,441	23,548,127
Shareholders’ equity
Preferred stock; $0.001 par value; 10,000,000 shares authorized:
Preferred stock; Series A; 23 and 39 shares issued and outstanding at March 31, 2002 and 2001, respectively	1,351,023	1,975,000
Preferred stock; Series B; 30 and 30 shares issued and outstanding at March 31, 2002 and 2001, respectively	1,768,110	1,500,000
Common stock; $0.0001 par value; 90,000,000 shares authorized; 41,822,762 and 17,716,284 shares issued and outstanding at March 31, 2002 and 2001, respectively	4,182	1,772
Additional paid in capital	20,008,413	11,015,202
Accumulated deficit	(22,105,499)	(15,855,384)
Foreign currency translation adjustment	(272,736)	(41,684)

Total shareholders’ equity	753,493	(1,405,094)

Total liabilities and shareholders’ equity	$21,376,934	$22,143,033

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

See accompanying notes.

MOBILE PET SYSTEMS, INC. AND SUBSIDIARIES

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

See accompanying notes.

MOBILE PET SYSTEMS, INC. AND SUBSIDIARIES

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

See accompanying notes.

MOBILE PET SYSTEMS, INC. AND SUBSIDIARIES

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

See accompanying notes.

MOBILE PET SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(Unaudited)
	Three Months Ended March 31,		Nine Months Ended March 31,
	2002	2001	2002	2001
Cash flows from operating activities
Net loss	$(1,066,394)	$(1,963,113)	$(3,784,021)	$(7,419,514)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation	763,413	741,586	2,277,766	1,583,108
Common stock issued for compensation	—	—	43,000	—
Common stock issued for services	60,000	—	1,060,251	—
Interest	—	7,800	—	7,800
Options issued for compensation	—	439,530	—	624,192
(Increase) decrease in operating assets
Accounts receivable	(387,846)	(1,417,224)	(796,365)	(1,752,618)
Due from London Radiosurgical Center, LTD	(24,887)	63,332	85,642	182,731
Stock Subscription receivable	—	—	—	—
Other receivables	11,659	(7,824)	524	264,725
Prepaid expenses	181,699	(166,526)	62,305	50,433
Deposits and other assets	(527,200)	(23,008)	(548,650)	474,348
Restricted cash	(1,505)	(4,057)	(6,195)	(12,300)
Deferred assets	—	—	—	(12,714)
Accrued interest receivable	—	—	—	32,384
Increase (decrease) in operating liabilities
Accounts payable	1,395,181	1,271,016	1,573,335	2,518,557
Income taxes payable	—	250,000	(1,600)	—
Accrued and other liabilities	992,432	(38,629)	881,369	(259,396)

Net cash provided by (used in) operating activities	1,396,552	(847,117)	847,361	(3,718,264)
Cash flows from investing activities
Capital expenditures	(103,988)	(5,915)	(236,598)	(162,966)

Net cash provided by (used in) investing activities	(103,988)	(5,915)	(236,598)	(162,966)
Cash flows from financing activities
Cash overdraft	—	9,506	—	34,440
Proceeds from loan	—	925,000	—	1,333,753
Payments on loan	(58,221)	—	(155,995)	—
Payments on obligations under capital lease	(2,315,544)	(304,125)	(4,009,442)	(583,106)
Preferred stock redeemed	—	—	—	—
Paid stock subscriptions	500,000	—	500,000	—
Preferred stock issued	—	—	—	1,385,000
Common stock issued	750,000	325,000	3,275,000	1,122,500

Net cash provided by (used in) financing activities	(1,123,765)	955,381	(390,437)	3,292,587
Effect of exchange rate on changes in cash	95,458	(102,957)	47,764	69,701

Net increase (decrease) in cash	264,257	(608)	268,090	(518,942)
Cash—beginning of period	66,913	2,699	63,080	521,033

Cash—end of period	$331,170	$2,091	$331,170	$2,091

Supplemental disclosures
Interest paid	$521,444	$872,104	$1,627,671	$1,299,963

Income taxes paid	$12,400	$5,897	$26,414	$5,897
Noncash investing and financing activities
Equipment under capital lease	$—	$—	$—	$13,330,927

Preferred stock dividend—beneficial conversion feature	$—	$—	$—	$—

Cumulative preferred dividend	$—	$—	$—	$—

Obligations under capital lease	$—	$—	$—	$13,330,927

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

Liquidity and Capital Resources

At March 31, 2002, our total assets were $21,376,934 compared to $22,143,033 at March 31, 2001. Our current assets at March 31, 2002 totaled $4,994,548 and our current liabilities were $15,040,295, as compared to current assets of $3,304,825 and current liabilities of $8,600,104 at March 31, 2001. Shareholders’ equity at March 31, 2002 increased from ($1,405,094) to $753,493, due primarily to the increase in additional paid in capital of $1,874,055 for the three months and $5,558,905 for the nine months ended March 31, 2002.

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

MOBILE PET SYSTEMS, INC.

By:	/s/ THOMAS H. INSLEY
Thomas H. Insley Chief Financial Officer
Date:    July 30, 2002