Form 10KSB
period 2002-06-30
MOBILE PET SYSTEMS INC
filed 2002-09-27
CIK 1097181

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2002

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ________ .

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

COMMON STOCK, PAR VALUE $0.0001
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Issuer’s revenues for fiscal year ending June 30, 2002 were $17,603,130.

The aggregate market value of voting common shares held by non-affiliates of the registrant was $12,359,032 as of September 25, 2002 (computed by reference to the average bid and ask prices of the issuer’s Common Stock on that date as reported by the OTC Bulletin Board, without regard to derivative securities holdings).

There were 55,027,982 shares outstanding of the registrant’s Common Stock as of September 25, 2002.

Transitional small business disclosures format (check one):  Yes  ☐    No  ☒

PART I

ITEM 1.	BUSINESS

Business Development

Mobile PET Systems, Inc. was incorporated in the State of Delaware on August 21, 1985. The Company commenced its current molecular imaging operations and changed its name to Mobile PET Systems, Inc. in or about January 1999.

General Business

Mobile PET Systems, Inc. is a national provider of Positron Emission Tomography (PET) imaging services. PET produces diagnostic images of the body that represent the metabolic characteristics of disease rather than anatomical images generated by conventional x-ray, Computerized Axial Tomography (“CT”), diagnostic ultrasound or Magnetic Resonance Imaging (“MRI”) imaging systems. PET effectively detects and stages many cancers, cardiac and neurological disorders at their earliest stages, which influences treatment options and can eliminate redundant testing, hospitalization or non-beneficial therapies. We provide services to hospitals and other healthcare providers in selected marketplaces in the United States. We have also provided fixed site services in the United Kingdom. We sold our United Kingdom operations in July 2002.

We provide use of our PET imaging systems integrated on mobile coaches or in fixed facilities. We typically provide the technical personnel who implement the PET procedure under the direction of hospital physicians. In some cases, we train hospital technical personnel to implement the PET procedures. Our contracted services provide hospitals and other healthcare providers access to this advanced diagnostic imaging technology so they can offer these services to their community.

We are subject to the informational requirements of the Securities Exchange Act of 1934 (the “Exchange Act”), which requires us to file reports, proxy statements and other information with the Securities and Exchange Commission. Such reports, proxy statements and other information may be inspected at public reference facilities of the SEC at Judiciary Plaza, 450 Fifth Street N.W., Washington D.C. 20549; 233 Broadway, New York, New York 10279; Northwest Atrium Center, 500 West Madison Street, Suite 1400, Chicago, Illinois 60661; and 5670 Wilshire Boulevard, Los Angeles, California 90036. Copies of such material can be obtained from the Public Reference Section of the SEC at Judiciary Plaza, 450 Fifth Street N.W., Washington, D.C. 20549 at prescribed rates. Because we file documents electronically with the SEC, you may also obtain this information by visiting the SEC’s Internet web site at http://www.sec.gov.

About Our Industry

The diagnostic imaging industry generates annual revenues in excess of $50 billion in the United States, or approximately 5% to 6% of total health care spending. One study projects total revenues from dedicated PET systems in the United States to grow from a base of approximately $17 million in 1997 to more then $880 million in 2007.

The installed base of PET systems in the United States has grown from approximately 188 units in 1999 to 348 units in 2000, and is projected to grow to approximately 894 units in 2002 and 3430 units in 2007. In 2000 an analysis of approximately 67% of the United States installed base of systems indicated approximately 50% were installed in hospital facilities, 36% were installed in independent fixed sites, and 14% were installed in “other” facilities consisting of mobile PET providers, government non-hospital institutions, specialty care centers and non-classifiable institutions. By comparison, in 1998 there were approximately 4,000 MRI systems in the United States consisting of approximately 60% hospital owned systems, 25% independent fixed site systems and 15% mobile systems.

The PET Technology and Procedure

State-of-the-art PET imaging systems (similar in appearance to a CT scanner) are comprised of high speed computers, integrated work stations, patient exam tables and full ring detector gantrys.

Performing an actual PET procedure requires the introduction of a radioisotope by intravenous injection. After absorption of the radioisotope, which takes approximately 45 minutes, the patient is positioned on the exam table. The exam table automatically travels through the full ring detector gantry and detects signals emitted from the patient. The actual scanning procedure takes about 30-40 minutes. Upon completion, 3D full body diagnostic images ready for physician interpretation are produced on the computer.

A PET scan produces metabolic information of the body, unlike CT or MRI which produce only anatomical information. Metabolic changes are the first indication of disease. PET scans are primarily utilized for the primary diagnosis and staging of cancer, heart disease and functional disorders.

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

PET offers the following substantial advantages over current diagnostic imaging procedures:

•	Replaces the need for multiple, costly medical testing with a single imaging procedure;

•	Displays 3D whole body images of all of the body with one examination;

•	Diagnoses and detects diseases, in most instances before detection by other tests;

•	Provides more accurate initial staging of disease;

•	Provides staging of disease following therapy or surgery;

•	Reduces or eliminates ineffective or unnecessary surgical/medical treatments and hospitalization; and

•	Reduces redundant medical costs and reduces discomfort to the patient.

As a result of the cost efficiency and clinical effectiveness of PET, the Company believes that hospitals and other health care providers are experiencing increased demand from their staff physicians and patients to provide PET services. Increasingly, such health care providers are utilizing third parties, like our company, to provide technology-driven patient services.

The American Cancer Society reports that approximately 8.9 million Americans had a history of cancer in 1997 and nearly 1.3 million new incidences are expected to be diagnosed in 2002 (Cancer Facts & Figures 2002, American Cancer Society, Inc., pages 1 and 4, available at www.cancer.org.). PET is currently recognized as one of the only metabolic diagnostic imaging procedures powerful enough to accurately diagnose and stage with a single pass the metabolic function of cancer. It can also provide information to determine whether a primary cancer has metastasized to other parts of the body. PET has demonstrated its usefulness in cost-effective, whole-body metastatic surveys; avoiding biopsies for low-grade tumors; non-invasive differentiation of tumors from radiation necrosis; early change in course of ineffective chemotherapy; and avoiding unnecessary diagnostic and therapeutic surgeries.

In cardiology, a PET scan is one of the most accurate diagnostic tests to detect coronary artery disease. The PET images can display inadequate blood flow to the heart during stress that is undetected by other non-invasive cardiac tests. PET enables physicians to screen for coronary artery disease, to assess flow rates and flow reserve, and to distinguish viable from nonviable myocardium for bypass and transplant candidates. It is also fast becoming an important tool for cardiologists attempting to achieve reversal of coronary artery disease through aggressive risk factor modification, enabling both doctor and patient to directly and non-invasively measure the progress of improvement in coronary blood flow.

In neurology, PET can assist in the early detection and diagnosis of such brain disorders as Alzheimer’s and Parkinson’s disease. PET can detect a consistent diagnostic pattern for Alzheimer’s disease where certain regions of the brain may show decreased metabolism early in the disease. This pattern often can be recognized several years before a physician is able to make the diagnosis from visible symptoms. In addition, PET scans can differentiate Alzheimer’s from other types of dementia or depression. Before PET, the only way to definitively diagnose Alzheimer’s was through an autopsy. PET scans can also detect Parkinson’s disease. A labeled acid is used in PET to determine if the brain is deficient in dopamine synthesis. If it is determined there is no deficiency and the patient is not suffering from Parkinson’s disease, then the course of tremor evaluation and treatment would be modified.

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

Our Services

We provide efficient, cost effective access to this technology for hospitals and other health care providers that are unable to financially justify or secure the acquisition of dedicated PET services.

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

We offer a comprehensive value added approach for our clients which includes:

•	A Medical Advisory Board to present seminars that educate physicians on the benefits of PET;

•	Physician training programs and expert over-read services that assist the hospitals’ staff physicians to become qualified PET exam interpreters;

•	Clinical website www.petadvances.com for patient and physician information;

•	Electronic data transmission compliant with new HIPAA regulations;

•	Facilitated planning and support to accommodate PET for fixed site development for our clients;

•	Strategic education plan supported by regional specialists who educate referring physicians; and

•	Convenient access to radiotracers at negotiated discount rates.

As of June 30, 2002, we had fifteen mobile units in operation, of which nine are CTI/Siemens Medical Systems ECAT-EXACT™ PET systems, one is a CTI/Siemens Medical Systems ECAT-Accel™ PET system, and five are General Electric Medical Systems-ADVANCE/NxI™ PET Imaging Systems. Our one fixed site location was located in London, England, and was sold in July 2002. Three of the systems are under capital leases with Finova Capital Corporation, three are under capital leases with Siemens Medical Systems, Inc., seven are under capital leases with General Electric, and three are rented from Siemens Medical Systems, Inc. The cost for a fully commissioned PET imaging system can range from $1.6 to $1.875 million inclusive of mobile coach or lease hold improvements.

The most commonly used radiotracer is fluorodeoxy glucose (FDG). We obtain FDG from multiple sources, including Eastern Isotopes, Positron, Cox Nuclear Pharmacy, P.E.T. Net Pharmaceuticals and Syncor. While we have multiple sources, FDG is highly perishable and we may not have multiple sources for each of our operating sites or routes.

Our Operations

Customer Base.    We believe that many hospitals and other health care providers will seek access to PET imaging services to remain competitive in the health care marketplace.

The Company is licensed to provide PET services in 24 states. Regulatory and licensing requirements in many states limit general access to PET imaging services. In addition, many health care providers lack sufficient patient volumes or financial resources to justify the purchase of a dedicated in-house PET system. As a result, providers will consider contracting for mobile services to gain access to PET technology, build patient flows and provide comprehensive PET services to their communities.

Many health care providers, regardless of whether their patient flows or financial resources justify the purchase of a PET system, may prefer to contract with us to (i) obtain the use of a PET system without significant capital investment or financial risk; (ii) retain the ability to switch system types and avoid the risk of technological obsolescence; (iii) eliminate the need to recruit, train and manage qualified technologists; (iv) provide expanded imaging services when patient demand exceeds their in-house capability; or (v) benefit from our experience in operating this service.

Mobile Services Agreements.    We provide our services to hospitals and health care providers under a Mobile Services Agreement. These agreements generally have standardized provisions, which are subject to minor modifications based on the needs of a particular customer. Under these agreements, we provide use of our mobile PET system, along with a minimum of one PET trained licensed Nuclear Medicine Technologist, for a specified number of days per week. Fees are based on a per-patient basis or a flat daily rate. A minimum number of PET exams per day are usually required.

We require our customers to pay us for our services within thirty days after we bill them. The agreements require our customers to perform various functions and supply various items, such as space, power, medical supplies, physicians and patient support services. The agreements generally have a three or five-year term, which is subject to automatic renewal for a similar term. The agreements may be terminated for certain causes, or in some cases without cause, generally on 180 days notice, as described in each of the agreements. Grounds for termination may include a customer’s lack of economic justification for our services, or a customer’s transition to a stationary site (however, in certain agreements we have a right of first refusal to participate in any joint venture created to install such a stationary system). The agreements also generally require that we exclusively perform all PET services on our customers’ sites. As of June 30, 2002, we had agreements with over 75 hospitals and health care providers.

Stationary Facilities.    We develop stationary PET facilities with hospitals or medical groups who have sufficient patient volumes to support a full time service. These projects are structured as either wholly owned subsidiaries or joint ventures. We can start services using one of our mobile units during the development stage of a stationary site building awareness, patient values and a referral physician base.

Independent Diagnostic Testing Facility.    An Independent Diagnostic Testing Facility (IDTF) is a freestanding or mobile PET unit that operates independently of a hospital. Operating as an IDTF allows the Company to enter into a long-term space rental agreement with a hospital, with the Company acting as the sole managing entity, or managing partner in the case of a joint venture. This allows the Company to retain full decision making authority, bill insurance and Medicare directly at higher reimbursements rates, and use our experience in marketing and referral building to increase scan volumes.

Reimbursement.    Mobile imaging service providers are generally not reimbursed directly by health care payors such as Medicare, Medicaid, private insurance companies or managed care companies. Instead, mobile imaging service companies contract directly with and are paid by the hospital, which then bills the health care payors. All of our revenues, except those generated by IDTFs, are paid directly by the hospital. As a result, we should realize a higher level of accounts receivable turnover and a lower allowance for uncollected receivables. To date, the vast majority of our customers have paid us on time. However, there can be no assurance that we will always be paid in a timely manner.

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

We contract with a hospital to receive a negotiated rate for the technical component of the imaging procedure we provide. This pays us for providing part of the technical component of the service and provides the hospital payment for the services they provide to the healthcare payor to the extent permissible under state or federal law. This reimburses the hospital for its services rendered to the patient and the associated physician costs. At the current time, the average insurance reimbursement to a hospital for a particular PET procedure is $1,900 to $3,100. As of June 30, 2002, insurance companies reimburse approximately 70% of PET procedures.

In January 1998, the Health Care Financing Administration (HCFA) (today known as the Centers for Medicare and Medicaid Services, or “CMS”) approved Medicare reimbursement for the diagnostic evaluation of solitary pulmonary nodules and for staging non-small cell lung cancer. In March 1999, the HCFA announced approval to reimburse PET scans in the diagnosis and management of certain cancers in Medicare beneficiaries. The March 1999 announcement approves the reimbursement for the detection and localization of recurrent colorectal cancer with rising carcinoembryonic antigen known as CEA; staging and characterization of both Hodgkin’s and non-Hodgkin’s lymphoma in place of a gallium scan or lymphangiogram; and identification of metastases in melanoma recurrence in place of gallium studies.

CMS has developed the hospital outpatient prospective payment system (HOPPS) for Medicare hospital outpatients, called ambulatory pricing categories, or “APC’s”. This new system affects the payments for outpatient procedures performed in hospitals or hospital owned imaging centers. A variety of nuclear medicine and PET procedures have been categorized into nine groupings, one of which is allocated to PET. Effective August 1, 2000, reimbursement for APC 981 for FDG-PET oncology studies are set at $2,249.50, and include payment for the radiopharmaceutical or radiotracer. Reimbursement for APC 285 will be used to pay for Rb-82 cardiac perfusion imaging studies and has been given a national rate of $730.22 plus the radiopharmaceutical costs.

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

The expansion of Medicare reimbursement for PET clinical indications is outlined in the chart below:

Clinical indications	Permitted Reimbursements	Date Approved
Rb82 Cardiac Perfusion	In place of or following inconclusive SPECT	March 4, 1995

Lung Cancer	Characterization of solitary pulmonary nodule	January 1, 1998

Initial staging of lung cancer

Colorectal Cancer	Detection of the location of recurrent colorectal cancer in patients with rising CEA levels	July 1, 1999

Lymphoma	Staging of lymphoma (Hodgkins and non-Hodgkins)

Melanoma	Detection of recurrent melanoma

Lung Cancer (non-small cell)	Diagnosis, initial staging and restaging	July 1, 2001

Colorectal Cancer	Diagnosis, initial staging and restaging

Melanoma	Diagnosis, staging and restaging. Not covered to evaluate regional lymph nodes

Lymphoma	Diagnosis, initial staging and restaging

Head & Neck Cancers	Diagnosis, initial staging and restaging

Esophageal Cancer	Diagnosis, initial staging and restaging

Clinical indications	Permitted Reimbursements	Date Approved
Epilepsy Refractory Seizures	Pre-surgical evaluation

FDG Myocardial Viability	Metabolic assessment after inconclusive SPECT

Lung Cancer SPN	Characterization definition change

Breast Cancer	Staging, restaging and response to therapy/treatment	October 1, 2002

FDG Myocardial Viability	Primary or initial study for determining cardiac viability prior to revascularization

The implication of the foregoing CMS approvals is that a promising medical surgery technology has at last become commercially feasible. For nearly 20 years PET imaging has shown tremendous promise in the investigation of pharmacologic agents and the management of cancer patients, cardiac patients and certain neurologic indications, but has not been reimbursable. This prevented growth of this technology and procedure for community hospitals and restricted its use to major medical centers. It appears that hospitals can now avail themselves of a cutting edge technology, which may become a new standard of health care for the diagnosis, staging and restaging of disease.

A majority of private insurers and HMO’s currently reimburse for PET according to their own policies. Many industry observers believe with expanded reimbursement approved by CMS a significant growth in clinical utilization of PET will be realized over the next several years.

Government Regulation

We are required to adhere to a wide variety of other regulations governing the operation of our business. For example, a federal regulation commonly known as the “Stark Law” imposes civil penalties and exclusion from participation in the Medicare program of reimbursement for referrals by physicians for “designated health services” to certain entities with which the referring physician has a financial relationship if those referrals do not fall within an exception created by law or regulation. “Designated health services” include PET services. Implementing regulations have been issued regarding referrals for clinical laboratory services, but no final implementing regulations have been issued regarding PET services. It is likely these proposed rules will be found to apply to mobile PET, thereby restricting physician referrals for PET services by an investor-physician or a physician who has a compensation arrangement.

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

Additional state and federal laws prohibit the payment or receipt of bribes, kickbacks, rebates and any other direct or indirect remuneration in return for or to induce the referral of an individual to a person for the furnishing, directing or arranging of services, items or equipment, commonly referred to as anti-kickback laws. Violation of the anti-kickback laws may also result in civil and criminal penalties, loss of medical licensure and exclusion from the Medicare and other federal health care programs; to the extent such federal reimbursement program beneficiaries are involved.

Our operations are also subject to Certificate of Need (CON) laws or regulations in certain states. CON laws require we obtain approval from state authorities before commencing operations in certain states. Depending on the specific requirements of these various laws, this may make it difficult for us to expand our operations in certain states. These laws may also make it more difficult for competitors to expand into areas where we hold a CON.

Our operations are subject to generally applicable environmental laws. Our equipment, operations and the materials we use generally do not require special handling or licensure as “hazardous material,” “toxic waste” or “medical waste.” Our operations are subject to applicable Federal and State laws governing the use, possession and transportation of radioactive materials. We are subject to quarterly audits by qualified medical physicists and periodic inspections.

Competition

We believe that the key competitive factors affecting our business include providing quality patient care, reliable service, attracting and retaining quality technicians; price; and availability. At the present time, we believe that there is one other national company providing mobile PET services, as well as several regional competitors. We believe that we currently have the largest dedicated fleet of mobile PET systems operating in the U.S.

We are, and will continue to be, subject to intense competition in our targeted markets, principally from businesses providing other traditional diagnostic imaging techniques, including existing and developing technologies, and competitive products. Significant competitive factors, which will affect future sales in the marketplace, include regulatory approvals, performance, pricing and general market acceptance.

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

Superior Customer Service and Strong Customer Relationships.    We will position ourselves as a high quality patient service provider rather than solely as an operator of shared services and on the basis of value-added services. We will differentiate ourselves from potential competitors by professionally developing our services with those hospitals and physicians who determine such services are beneficial for their patients.

Scheduling Services.    The Company offers scheduling and insurance pre-certification approval services to facilitate patient through-put and prompt payment. As of June 30, 2002, we provide twelve major medical centers and our IDTF site with this service.

Become the Dominant Provider of PET Services.    As of June 30, 2002, we are licensed and actively operating mobile PET systems in 22 states and we are also licensed but not yet operating in two others. As we grow, we believe we will benefit from (i) significant equipment purchasing savings; (ii) attractive service and maintenance contracts from our primary equipment suppliers; (iii) strong name recognition and a reputation for quality service; (iv) financial flexibility and access to lower-cost capital; and (v) the ability to efficiently deploy systems in a manner which maximizes utilization while satisfying our customer requirements.

Secure Exclusive, Long-term Contracts with Key Hospitals in Attractive Markets.    We generate significantly all of our revenues from exclusive, long-term contracts with hospitals and other health care providers on a fee for service basis. Our marketing focus is currently directed on key market segments throughout the U.S.

In each of our geographic regions, we approach hospitals, imaging centers and medical groups which we believe require access to PET services. These prospective customers need to remain competitive in their respective health care markets or may lack sufficient patient volumes to justify the purchase of a stationary PET system. We have pursued securing long-term contracts with several high profile university hospitals, which offer the potential of establishing market presence and name recognition for our company. We have also developed a “Value Added” strategy, which will utilize our senior executives and our Medical Advisory Board members to help our customers during the start-up phases at their facilities. Our approach includes physician education and a focused marketing effort to increase utilization. Our value added services include billing and collections, patient scheduling and third party contracting.

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

Experienced Management Team.    Our senior management team has considerable industry experience and has successfully founded, developed and executed operating and financial strategies with previous health care companies.

Increase Scan Volumes.    We believe that the demand for PET procedures will continue to grow as new applications are developed, reimbursement approvals expand and PET continues to gain increased acceptance by physicians resulting in replacing and/or supplementing other diagnostic imaging technologies. We have an opportunity to increase patient procedures by adding new customers, offering new services (i.e. cardiac and breast imaging), which can increase the number of patient procedures performed.

Maximize Return on Invested Capital.    We seek to manage the utilization of our PET systems to maximize our return on capital (i.e., the amount of cash flow generated by each system relative to the carrying value of such system). We hope to maximize our return on capital through “operating leverage” which may be realized by billing our customers on a per-patient basis, so that as patient flows increase our revenues also increase, but without a significant corresponding increase in our operating costs. We estimate that, on average, a system can be utilized for approximately eight years in a high demand market when properly maintained and upgraded, after which time the system can either be utilized in a market with less demand or traded in for a new system.

Identify Attractive Strategic Acquisitions.    Although our management’s focus is directed toward geographically expanding our business through organic growth rather than by acquisition, we may attempt to identify attractive strategic acquisition opportunities that may arise improving our ability to (i) access lower cost financial resources; (ii) realize significant synergies from operating expense reduction and overhead cost savings; (iii) expand into new geographic markets; and (iv) increase top line growth.

Customer Support

As part of our professional services, we provide several levels of support to a hospital or health care provider, including (i) developing commercial and clinical marketing materials; (ii) sponsoring clinical lectures; and (iii) offering educational over-read services. In addition, value added services for billing, collections, and third-party contracting are available on request. We believe that these services play a key role in our ability to attract new business, retain accounts and build patient procedures. We can provide patient scheduling services, billing and collection services for customers, which provide the company with additional service revenue.

Sales and Marketing

Our sales force consists of six regional business development representatives. These personnel identify, qualify and contact candidates for our services. Each regional business development representative has overall management and revenue responsibility for a specific region of the country and a Senior Vice President of Business Development manages them.

Direct education to referring physicians plays a primary role in our ability to increase patient procedures. Four regional educational specialists focus on developing increased scan volumes by introducing referring physicians and their staff to our PET services and PET’s capabilities. In addition, certain key executive officers spend a portion of their time marketing our services. We have also assembled a Medical Advisory Board comprised of leading physicians who assist in educational programs directed to the medical community, enhancing our ability to attract and increase patient procedures.

Our target market includes hospitals that have an on-site radiology and oncology department or have affiliated oncology service relationships. We believe there are approximately 2,000 hospitals with 250 beds or more in the U.S. that meet these criteria. Our sales and marketing focus has been directed at the eight major markets of Southern California, New York, Texas, Northern California, Eastern Pennsylvania, Chicago, Boston and Florida. At any given time, our regional business development representatives are working on approximately 20 to 30 business opportunities in each market.

Employees

At September 15, 2002, the Company employed 69 people on a full-time basis, with 15 people on a part-time basis for a total of 84 employees. None of these employees is subject to a collective bargaining agreement and there is no union representation within the Company. The Company maintains various employee benefits plans and believes its employee relations are good.

ITEM 2.	PROPERTIES

Our corporate offices are located at 2150 West Washington Street, Suite 110 San Diego, California 92110, where we lease 5,687 square feet for $9,953 per month, plus annual increases in future years. This lease runs through March 31, 2004.

Until February 2002, we maintained an operations base at 2750 N. Texas Street, Fairfield, California 94533, where we leased 1,056 square feet for $1,426 per month. This lease began on September 18, 2000. The lease has been terminated and the office has been closed.

In March 2002 the Company opened an office in the greater Palm Springs area as an Independent Diagnostic Treatment Facility, entering into a Professional Services Agreement and renting office space from a local hospital on a month to month basis.

A wholly-owned subsidiary of the Company, London PET Centre Ltd., entered into a sublease with London Radiosurgical Centre Ltd., in November, 2001, pursuant to which London PET Centre Ltd. subleased approximately 2000 square feet in a medical office building located at 154 Harley Street, London, England. This sublease was for £3,333 (approximately $4,832) per month plus half the costs for electrical, maintenance, etc., and annual increases in future years. The sublease runs through October 9, 2022, with termination rights after October 9, 2007. The stock of the London PET Centre was sold to Integrated Healthcare Management, SA, an unrelated Luxembourg company as of July 12, 2002, and the Company is no longer responsible for obligations under this lease.

ITEM 3.	LEGAL PROCEEDINGS

From time to time the Company becomes involved in legal proceedings, either as a plaintiff or defendant. The Company is currently involved in several such proceedings to enforce the termination provisions or minimum number of procedure provisions of its service contracts. The Company believes none of these proceedings, either alone or in aggregate, are material.

On May 10, 2002 the Company was served with a summons and complaint, filed April 29, 2002 in the Chancery Court for Knox County, Tennessee. This action by P.E.T. Net Pharmaceuticals, Inc. seeks to recover $567,101 for failure to pay for isotopes and radiopharmaceuticals delivered pursuant to a Preferred Provider Radiopharmaceutical Supply Agreement dated June 5, 2000. The Company has informed P.E.T. Net Pharmaceuticals, Inc. in the past that the Company did not believe it was being charged in accordance with the terms of the Preferred Provider Radiopharmaceutical Supply Agreement. In September 2002 the Company agreed to settle this claim for a lesser amount.

Although there is currently no pending legal proceeding, the Company received notice, dated April 4, 2002, from Finova Capital Corporation of an Event of Default relating to certain violations of Debt Service Ratio covenants contained in Capital Equipment Leases with the Company.

The Company received written notice, dated March 19, 2002, from Siemens Financial Services of an Event of Default relating to failure to make equipment lease payments when due. These payments were made current in July 2002 and Siemens has withdrawn the notice of default.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Common Stock currently trades on the OTC Bulletin Board, under the symbol “MBPT”.

From October 1999 until August 2000, our Common Stock was traded on the National Quotation Bureau, LLC “Pink Sheets”. The following table sets forth, for the two most recent fiscal years indicated, the high and low closing bid prices for our Common Stock as reported on the OTC Bulletin Board and the “Pink Sheets.” The quotation for the Common Stock traded on the OTC Bulletin Board and the “Pink Sheets” may reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

Mobile PET Systems, Inc.	High Bid	Low Bid
FISCAL YEAR 2000-2001
FIRST QUARTER (7/1/00-9/30/00)	3.7500	2.0000
SECOND QUARTER (10/1/00-12/31/00)	3.1250	0.7500
THIRD QUARTER (1/1/01-3/31/01)	1.0930	0.4370
FOURTH QUARTER (4/1/01-6/31/01)	1.0625	0.4200
FISCAL YEAR 2001-2002
FIRST QUARTER (7/1/01-9/30/01)	0.6700	0.3500
SECOND QUARTER (10/1/01-12/31/01)	0.8800	0.5600
THIRD QUARTER (1/1/02-3/31/02)	0.7500	0.4000
FOURTH QUARTER ( 4/1/02-6/31/02)	0.7300	0.4900

As of June 30, 2002, our common shares were held by 300 shareholders of record, not including the holders that have their shares held in a depository trust in “street name”. The transfer agent of our common stock is OTC Corporate Transfer Service Co., P.O. Box 591, Hicksville, NY 11802.

Pursuant to NASD Rule 6530, our common stock was delisted from the OTC Bulletin Board on October 19, 1999 because, on that date, we had not satisfied the requirements to become an issuer required to make current filings pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (Exchange Act). We were relisted on the OTC Bulletin Board in August 2000 when we met these requirements.

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

Equity Compensation Plans

As of June 30, 2002, we have issued the following equity compensation under plans or individual arrangements:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Equity compensation plans approved by security holders(1)	4,082,709	$1.70	3,917,291
Equity compensation plans not approved by security holders(2)	2,183,762	$0.72	-0-

Total	6,266,471	$1.36	3,917,291

(1)	The Company’s only equity compensation plan approved by security holders is its 1999 Stock Option Plan.
(2)
The Company has entered into certain compensation arrangements from time to time. The Company has issued individual warrants to purchase common stock to consultants and service providers, including the Company’s Medical Advisory Board, and to officers and directors who have provided services or advanced credit to the Company. The number shown for this category includes (i) only warrants issued for compensation to consultants and service providers and (ii) all warrants issued to officers and directors, whether as compensation for services, advancing credit, or otherwise. Not included are warrants issued to vendors or to purchasers of the Company’s stock in connection with the sale of such stock or warrants issued after June 30, 2002. As of June 30, 2002, the Company had issued warrants to purchase a total of 10,564,327 common shares (including those shown above), at a weighted-average exercise price of $0.59.

Recent Sales of Unregistered Securities

As previously reported, during the period between April 1, 2002 and April 15, 2002, we sold an additional 2,728,571 shares of common stock and 1,364,286 warrants to purchase common stock exercisable for a period of 2 years at $0.35 per shares, in reliance on Section 4(2) of the Act. The total proceeds of this offering was $955,000.

At the April 5, 2002 meeting of the board of directors, effective March 22, 2002, the Company approved the issuance to Mr. Crowe of a warrant to purchase 1,366,510 shares of common stock at a price of $0.58 per share, exercisable at any time before March 22, 2005. This warrant was issued in consideration for his continuing guarantee of certain Company obligations. This issuance was made pursuant to Section 4(2) of the Act.

As previously reported, on or about April 10, 2002, we received a notice to convert three (3) shares of Series B Preferred Stock into 414,934 shares of Common Stock. These conversions were in reliance on Section 4(2) of the Act. The re-sale of these common shares is the subject of an SB-2 registration statement.

On or about June 11, 2002, we issued to three members of our Medical Advisory Board warrants to purchase 163,000 shares of our common stock at a price of $0.58 per share. These warrants are immediately exercisable and will expire in five years. This issuance was in reliance on Section 4(2) of the Act.

On or about June 11, 2002, in consideration for renewal of a loan to the Company, we issued to Paul Crowe, a director and officer, a warrant to purchase 26,305 shares of our common stock at a price of $0.59 per share. These warrants are immediately exercisable and will expire in five years. This issuance was in reliance on Section 4(2) of the Act.

As previously reported, on July 31, 2002, we sold 10,000,000 shares of common stock and warrants to purchase 3,000,000 Common Shares, all for a price of $6,000,000, pursuant to a Securities Purchase Agreement dated July 12, 2002 by and between Mobile PET, Ivan Bradbury and Integrated Healthcare Management, S.A., a

Luxembourg company. The warrants are exercisable at any time until July 31, 2007 at a price of $0.448 per share (representing 80% of the average closing price of Common Shares for the 5 trading days before the closing date of July 31, 2002). Mr. Bradbury, as purchaser under the Securities Purchase Agreement, assigned his rights to Dragon Nominees Limited (“Dragon”), a company organized under the laws of England and Wales. Registration rights for the common shares sold and issuable upon exercise of the warrant were also granted. This issuance was in reliance on Section 4(2) of the Act.

As previously reported, also on July 31, 2002, we sold 1,250,000 common shares and warrants to purchase 375,000 common shares. We received $750,000 in connection with this transaction, $500,000 of which had been previously advanced. That previous advance was restricted for use in connection with the redemption of our preferred stock, and was required to be returned if not so used, and this part of the transaction also resulted in modifying the terms of a previous sale of common shares and warrants for that portion of the consideration previously advanced. The warrants sold in this transaction are exercisable at any time until July 31, 2007 at a price of $0.448 per share (representing 80% of the average closing price of Common Shares for the 5 trading days before the closing date of July 31, 2002). Registration rights for the common shares sold and issuable upon exercise of the warrant were also granted.

As previously reported, also on July 31, 2002, we entered into and consummated a Redemption Agreement with York, LLC to redeem all of our outstanding Series A and Series B 8% Cumulative Convertible Redeemable Preferred Stock. We paid $3,784,071.97 to York, LLC in connection with this redemption ($500,000 of which had previously been advanced). As a result, we have no preferred stock outstanding. As part of this transaction we agreed to re-price certain existing warrants held by York, LLC to purchase 199,851 common shares. Before re-pricing, these warrants had exercise prices varying between $5.00 per share to $2.5125 per share and expire in February, September and November of 2005. After the re-pricing such warrants may be exercised for $1.00 per share. No change was made in the expiration date of these warrants. This issuance was in reliance on Section 4(2) of the Act.

On July 1, 2002, we entered into an employment agreement with Thomas H. Insley pursuant to which he became our Chief Financial Officer. Pursuant to the terms of that agreement, we agreed to grant Mr. Insley a warrant to purchase 1,000,000 common shares at a price of $0.60 per share. This warrant will vest at a rate of 16,667 shares per month, commencing August 1, 2002. The warrant will be exercisable until July 1, 2008. This issuance was in reliance on Section 4(2) of the Act. The formal warrant document has not yet been prepared.

On September 9, 2002 we issued 114,286 common shares to Windsor Capital valued at $60,000 pursuant to the previously reported contractual arrangement with them for financial consulting services rendered from August 2002 through February 2003. This issuance was in reliance on Section 4(2) of the Act.

On September 12, 2002, we entered into an agreement with a former director resolving claims asserted by the former director under a consulting contract. This agreement provided for the Company to issue 500,000 shares of common stock, having a fair market value of $225,000 as of the date the agreement was executed, and a release of the former director’s claims against us. This issuance was made pursuant to Section 4(2) of the Act.

ITEM 6.	MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Mobile PET Systems, Inc. is a medical service provider of Positron Emission Tomography (PET) imaging services. PET is a molecular imaging procedure used to diagnose and stage cancer, heart disease and neurological deficits. Our medical service business enables hospitals and other healthcare professionals the ability to access and provide this advanced diagnostic imaging patient service.

We provide, under a service agreement, hospitals and physicians access to our state-of-the-art dedicated PET imaging systems, which are integrated on mobile coaches or in a stationary facility. We can provide licensed technical personnel who operate the equipment and perform the technical PET imaging procedure, daily operations and logistical support, marketing, education and billing and collections, and third-party contracting services. Patient imaging procedures are typically implemented under the direction of a licensed staff physician who is provided by the medical institution.

As of June 30, 2002 we were providing our services to over 75 accounts, which consisted of hospitals and physicians in the United States. We believe there are and will be significant opportunities to develop and operate additional mobile and stationary PET facilities.

As of June 30, 2002 we owned and operated the only private sector stationary PET facility in the United Kingdom. We sold this facility in July 2002. We have measured the financial position and results of operations of our United Kingdom subsidiaries using local currency as the functional currency. We translated our assets and liabilities into U.S. dollars at the rates of exchange at the balance sheet date and translated our statements of operations using the average exchange rates prevailing throughout the reporting period. We have accumulated the translation gains or losses resulting from the changes in the exchange rates from quarter-to-quarter in a separate component of shareholders’ equity. Transaction gains and losses are reflected in the statements of cash flows as the effect of exchange rate changes on cash.

Our consolidated revenues for the year ended June 30, 2002 were $17,603,130, compared to the year ended June 30, 2001, in which we had revenues of $7,163,312.

We continue our efforts to develop and expand our service business by developing, deploying and operating additional mobile and stationary PET or PET/CT systems. As of June 30, 2002 we had 15 mobile systems operating throughout the United States and 1 stationary PET facility, which was sold in July 2002, in the United Kingdom.

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

The principal components of our operating overhead costs consist of salaries and benefits paid to employees, marketing, equipment leasing, equipment service and maintenance, insurance and transportation costs. Because the majority of these costs are fixed, increased revenues as a result of increased patient procedures may provide higher profitability, while lower patient procedures may result in lower profitability. There can be no assurance that we will be able to maintain or increase the number of patient procedures.

Since our inception we have incurred significant losses. Through June 30, 2002, we have incurred a cumulative net loss of $23,204,517. For the year ended June 30, 2002, we incurred a consolidated loss from operations of $2,646,873, compared to a consolidated loss from operations of $7,397,099 for the year ended June 30, 2001. Our consolidated net loss for the year ended June 30, 2002 was $4,836,720, compared to a consolidated net loss for the year ended June 30, 2001 of $9,611,796. We anticipate that our operating losses during fiscal 2003 should decrease from current levels as we decrease per unit operating costs, deploy additional mobile units or stationary sites, realize higher utilization of our services and subsequently grow our revenues. We have implemented cost reductions by reducing administrative and travel expense and by negotiating higher discounts for service and radiotracers. However, we can give no assurances that our efforts will have the desired effects. As a result, in order to achieve and maintain profitability, we will need to continue to increase revenues and effectively manage our operating overhead.

During the year ended June 30, 2002 we have raised $4,230,000 of new equity capital through private placements, the issuance of common stock and warrants to purchase common stock.

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

We have incurred significant losses since our formation. We may not be able to generate sufficient revenues from sales to fund continuing operations or achieve profitability.

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

Our ability to continue operations depends on our ability to achieve profitability.

Our future revenues and profitability depend in part on our ability to demonstrate to hospitals the potential cost and performance advantages of the PET system over traditional diagnostic imaging systems. Our ability to experience profitability in the future will depend in part on our ability to successfully market and sell PET services on a wide scale. If we are unable to do so, we will be unable to grow revenues and achieve profitability.

We will need to obtain additional financing in the near future.

Our capital requirements associated with our operations have been and will continue to be substantial. We will require additional financing to execute our business plan. No assurance can be given that we will be able to obtain additional financing when needed, or that, if available, such financing will be on terms acceptable to us. In any such financing, the interests of our existing security holders could be substantially diluted. If adequate funds were either not available or not available on acceptable terms, our business, revenues, financial condition and results of operations would suffer. If we raise additional funds through the issuance of equity or convertible securities, the percentage ownership of our stockholders will be reduced. Moreover, these securities may have powers, preferences and rights that are senior to those of the rights of our common stock.

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

We purchase our PET systems from a limited group of qualified suppliers: CTI of Knoxville, TN, Siemens Medical Systems, Inc. of Iselin NJ and GE Medical Systems of Milwaukee, WS. While we believe that alternative suppliers could be found for the PET system, there can be no assurance that any supplier could be replaced in a timely manner. Any interruption in the supply and/or delivery of the PET system could materially harm our ability to expand our revenues and thereby adversely affect our financial condition and results from operations.

The most commonly used radiotracer is fluorodeoxy glucose (FDG). We obtain FDG from multiple sources, however, FDG is highly perishable and we may not have multiple sources for each of our operating sites or routes. Any interruption in the supply and/or delivery of FDG could materially harm our ability to expand out revenues and thereby adversely affect our financial condition and results from operations.

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

Upon expiration of our clients’ contracts, we are subject to the risk that clients will cease using our PET systems and purchase or lease their own PET systems, use our competitors’ PET systems or rely on alternate imaging technologies. Approximately seventeen percent of our client contracts expire in 2002, fifteen percent in 2003, twenty-six percent in 2004, twenty-six percent in 2005, and sixteen percent in 2006. Moreover, approximately one-third of our client contracts permit the client, upon typically 180 days notice, to terminate the contract “without cause,” and approximately two-thirds of our client contracts permit the client, upon typically 180 days notice, to terminate the contract if the client obtains a fixed site for a PET system. In addition, a portion of our contracts does not have minimum usage requirements.

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

We are, directly or indirectly through our clients, subject to extensive regulation by both the federal government and the states in which we conduct our business. The laws that directly or indirectly affect our ability to operate our business include the following:

•
the federal Medicare and Medicaid Anti-Kickback Law, which prohibits persons from soliciting, receiving or providing remuneration, directly or indirectly, to induce either the referral of an individual, or furnishing or arranging for a good or service, for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs

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

Providing mobile PET shared services involves the inherent risk of professional and product liability claims against us. We currently maintain commercial general liability, including medical professional liability, insurance coverage in the amount of $1 million per incident and $3 million in the aggregate, but this insurance is expensive, subject to various coverage exclusions and may not be obtainable in the future on terms acceptable to us. We do not know whether claims against us arising from our use of the PET system will be successfully defended or that our insurance will be sufficient to cover liabilities arising from these claims. A successful claim against us in excess of our insurance coverage could materially harm our business.

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

PET services are generally purchased by hospitals, which then bill various third-party payers, such as government programs, and private insurance plans, for the procedures conducted using the PET system. Third- party payers carefully review, and are increasingly challenging, the prices charged for medical products and services, and scrutinizing whether to cover new products and evaluating the level of reimbursement for covered products. While we believe that the hospitals using the PET system have generally been reimbursed, payers may deny coverage and reimbursement for the PET system if they determine that the device was not reasonable and necessary for the purpose for which it was used, was investigational or not cost-effective. As a result, we cannot assure that reimbursement from third-party payers for use of the PET system will be available or, if available, that reimbursement will not be limited. If third-party reimbursement of these procedures is not available, it will be more difficult for us to offer our services on a profitable basis. Moreover initiatives are periodically proposed which, if implemented, would have the effect of substantially decreasing reimbursement rates for diagnostic imaging services. We cannot guarantee that these or similar initiatives will not be adopted in the future. Any change in the rates of or conditions for reimbursement could substantially reduce the number of procedures for which these healthcare providers can obtain reimbursement or the amounts reimbursed to our clients for services provided by us. Because unfavorable reimbursement policies have constricted, and may continue to constrict, the profit margins of the hospitals and clinics we bill directly, we have lowered, and may continue to need to lower, our fees to retain existing clients and attract new ones. These reductions could have a significant adverse effect on our revenues and financial results by decreasing demand for our services or creating downward pricing pressure.

The impact of federal regulations could have a negative impact on the attractiveness of our services to some of our clients.

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

Some states require a certificate of need or similar regulatory approval prior to the acquisition of high-cost capital items, including diagnostic imaging systems, or provision of diagnostic imaging services by us or our clients. While currently only one of the states in which we operate requires a certificate of need, more states are adopting similar licensing requirements. In many cases, a limited number of these certificates are available in a given state. If we are unable to obtain the applicable certificate or approval or additional certificates or approvals necessary to expand our operations, these regulations may limit or preclude our operations in the relevant jurisdictions. Conversely, states in which we have obtained or will obtain a certificate of need may repeal existing certificate of need regulations or liberalize exemptions from the regulations. The repeal of certificate of need regulations in states in which we have obtained a certificate of need or a certificate of need exemption would lower barriers to entry for competition in those states and could adversely affect our business.

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

We may experience seasonality in the sale of our services. For example, first quarter revenues may be affected by client and patient vacation schedules. Second quarter revenues may be affected by client and patient holiday and vacation schedules and inclement weather, the results of which may be fewer patient scans during the period. Third quarter revenues may be affected by fewer calendar days and inclement weather, the results of which may be fewer patient scans during the period. We may not be able to reduce our expenses, including our debt service obligations, quickly enough to respond to these factors, which would make our business difficult to operate and would harm our financial results. In addition, we may be unable to adjust our expenditures if revenues in a particular period fail to meet our expectations, which would harm our operating results for that period.

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

Timely, effective service is essential to maintaining our reputation and high utilization rates on our systems. Repairs to one of our systems can take up to two weeks and result in a loss of revenue. Our warranties and maintenance contracts do not fully compensate us for loss of revenue when our systems are not working. The majority of our operating costs are fixed, so a reduction in the number of scans performed due to out-of-service equipment will result in lower revenues and margins. The equipment manufacturers perform repairs of our equipment for us. We cannot guarantee that these manufacturers will be able to perform repairs or supply needed parts in a timely manner. Thus, if we experience greater than anticipated system malfunctions or if we are unable to promptly obtain the service necessary to keep our systems functioning effectively, our revenues could decline and our ability to provide services would be harmed.

We have a relatively limited operating history.

Our prospects must be considered in connection with the risks, uncertainty, expenses and difficulties frequently encountered by relatively new companies, particularly in new and rapidly evolving markets such as those for the services we provide.

We maintain cash in excess of federally insured limits with various banks.

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

Results of Operations

We took delivery on our first PET unit in July 1999 and began accruing revenues in August 1999. During the year ended June 30, 2002 , we had fifteen mobile units and one fixed site in service, generating revenues of $17,603,130, and incurring cost of services of $10,908,826, compared to $7,163,312 in revenues and $5,183,434 in cost of services for the year ended June 30, 2001. This substantial difference in revenues and costs is largely attributable to the addition of one unit early in the year ended June 30, 2002 plus far better utilization of each existing unit. In addition, greater efficiency in managing mobile unit operating costs, which consist primarily of salaries paid to technologists and drivers, system maintenance, transportation and insurance on our mobile PET systems, resulted in an improvement in our gross profit from 27.6% for the year ended June 30, 2001 to 38.0% for the year ended June 30, 2002. As a result of these activities, accounts receivable increased to $3,419,701, net of allowance for doubtful accounts, as of June 30, 2002, as compared to accounts receivable of $2,056,752, net of allowance for doubtful accounts, as of June 30, 2001.

Our loss from operations was $2,646,873 for the year ended June 30, 2002 compared to our loss from operations of $7,397,099 for the year ended June 30, 2001.

General and administrative expenses for the year ended June 30, 2002 were $7,659,790 as compared to $6,009,284 for the year ended June 30, 2001. The increase resulted primarily from increased investor relations fees of $916,359 (including non-cash charges of $875,000 related to common stock issued as a fee for such services), increased professional and consulting fees of $422,857 (including non-cash charges of $225,000 related to the settlement of a consulting contract), increased expenses of the London PET Centre of $102,602 and increased late and other finance fees of $260,635.

Selling and marketing expenses for the year ended June 30, 2002 were $1,681,387 as compared to $3,367,693 for the year ended June 30, 2001. The decrease resulted primarily from a substantial reduction in our sales force during the year ended June 30, 2002, which reduced salaries by $1,180,833 and travel costs by $563,018.

Liquidity and Capital Resources

At June 30, 2002, our total assets were $20,876,584, compared to $21,947,273 at June 30, 2001. Our current assets at June 30, 2002 totaled $5,037,607 and our current liabilities were $12,581,697, as compared to June 30, 2001, which reflected current assets of $3,444,272 and current liabilities of $8,149,809 current liabilities include obligations under capital leases expected to be paid within the next fiscal year, as well as lease obligations currently in default. Shareholders' equity at June 30, 2002 increased to $(379,795) from $(388,501) at June 30, 2001, due mainly to common stock issued in private placements of $4,230,000 and for services of $1,060,251, offset by our net loss.

Our cash increased by $23,367 during the year ended June 30, 2002. This resulted from net cash provided by financing activities, primarily the sale of common stock, reduced by payments against leases and loans, of

$1,178,845, offset by cash used in operations of $615,475 and investing activities, primarily capital expenditures for computers and related equipment, of $540,003.

In July 2002, we sold our London operations for $2,200,000. We also sold 11,250,000 shares of our common stock, and warrants to purchase 3,375,000 shares of common stock, in two private placements for $6,750,000 (although $500,000 of this had been received and recorded in the previous fiscal quarter). We used $3,784,072 of these proceeds to redeem all our outstanding Series A and Series B Preferred Stock. The remainder will be used for working capital purposes.

ITEM 7.	FINANCIAL STATEMENTS

INDEPENDENT AUDITORS’ REPORT

To The Board of Directors
and Shareholders of
Mobile PET Systems, Inc.

We have audited the consolidated balance sheets of Mobile PET Systems, Inc. and subsidiaries as of June 30, 2002 and 2001, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mobile PET Systems, Inc. and its subsidiaries as of June 30, 2002 and 2001, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

PETERSON & CO.

San Diego, California
September 25, 2002

MOBILE PET SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
June 30, 2002 and 2001

	2002	2001
ASSETS
Current assets
Cash	$94,143	$63,080
Accounts receivable, net of allowance for doubtful accounts of $116,000 and $116,000 at June 30, 2002 and 2001, respectively	3,419,701	2,056,752
Prepaid expenses	676,076	838,164
Deposits and other assets	847,687	486,276

Total current assets	5,037,607	3,444,272
Property and equipment, net	15,146,597	17,708,992
Other assets
Accrued interest receivable	10,573	10,573
Due from London Radiosurgical Centre, Ltd	129,317	238,566
Subordinated equity participation	200,000	200,000
Restricted cash	352,490	344,870

Total assets	$20,876,584	$21,947,273

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$4,315,483	$2,413,170
Current portion of long-term debt	27,730	18,071
Loans payable to related parties	504,650	475,000
Accrued and other liabilities	793,134	1,256,482
Other liabilities	301,448	38,703
Obligations under capital lease—current	6,639,252	3,948,383

Total current liabilities	12,581,697	8,149,809
Noncurrent liabilities
Obligations under capital lease	8,602,488	14,104,610
Long-term debt	72,194	81,355

Total liabilities	21,256,379	22,335,774

Shareholders’ equity (deficit)
Preferred stock; 10,000,000 shares authorized:
Preferred stock; Series A; 23 and 34 shares issued and outstanding at June 30, 2002 and 2001, respectively	1,355,535	2,033,311
Preferred stock; Series B; 27 and 30 shares issued and outstanding at June 30, 2002 and 2001, respectively	1,591,299	1,768,110
Common stock; $0.0001 par value; 90,000,000 shares authorized; 44,966,267 and 25,484,086 shares issued and outstanding at June 30, 2002 and 2001, respectively	4,497	2,549
Additional paid in capital	20,186,052	14,495,683
Accumulated deficit	(23,204,517)	(18,367,797)
Foreign currency translation adjustment	(312,661)	(320,357)

Total shareholders’ equity (deficit)	(379,795)	(388,501)

Total liabilities and shareholders’ equity (deficit)	$20,876,584	$21,947,273

The accompanying notes are an integral part of these financial statements.

MOBILE PET SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended June 30, 2002 and 2001

	2002	2001
Service revenues	$17,603,130	$7,163,312
Cost of service revenues	10,908,826	5,183,434

Gross profit	6,694,304	1,979,878
Expenses
Selling and marketing	1,681,387	3,367,693
General and administrative	7,659,790	6,009,284

Total expenses	9,341,177	9,376,977

Loss from operations	(2,646,873)	(7,397,099)

Other income (expense)
Interest income	8,359	32,137
Other expense	(29,389)	(9,760)
Interest expense	(2,167,217)	(2,235,474)

Total other income (expense)	(2,188,247)	(2,213,097)

Loss before provision for income taxes	(4,835,120)	(9,610,196)
Provision for income taxes	1,600	1,600

Net loss	(4,836,720)	(9,611,796)
Preferred stock dividend	236,625	478,525

Net loss—available to common shareholders	$(5,073,345)	$(10,090,321)

Loss per share—basic	$(0.16)	$(0.60)

Loss per share—diluted	$(0.16)	$(0.60)

The accompanying notes are an integral part of these financial statements.

MOBILE PET SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Years Ended June 30, 2002 and 2001

	Preferred Stock		Common Stock		Additional Paid In Capital	Accumulated Deficit	Foreign Currency Translation Adjustment	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance—June 30, 2000	60	$3,000,000	14,944,658	$1,495	$8,580,888	$(8,415,771)	$(42,938)	$3,123,674
Preferred stock issued in private placement, net of offering costs	30	1,500,000			(115,000)			1,385,000
Recapitalization of preferred stock		621,456			(347,500)	(273,956)		—
Common stock issued in private placement, net of offering costs			3,710,584	371	1,820,779			1,821,150
Common stock issued through exercise of options			25,000	3	47,497			47,500
Common stock issued through conversion of preferred stock	(26)	(1,320,035)	1,716,157	171	1,319,864			—
Common stock issued through conversion of preferred dividends			75,356	8	66,266	(66,274)		—
Common stock issued through conversion of debt			1,875,000	188	749,812			750,000
Common stock issued through settlement agreement			2,733,981	273	749,727			750,000
Common stock subscribed, net of offering costs					1,000,000			1,000,000
Common stock issued for services			403,350	40	201,635			201,675
Options issued as compensation					413,915			413,915
Convertible debt intrinsic beneficial conversion feature					7,800			7,800
Net loss						(9,520,723)		(9,520,723)
Foreign currency translation adjustment							(278,153)	(278,153)

Balance as originally reported—June 30, 2001	64	3,801,421	25,484,086	2,549	14,495,683	(18,276,724)	(321,091)	(298,162)
Prior period adjustment—accrued expenses						(91,073)	734	(90,339)

Balance as restated—June 30, 2001	64	3,801,421	25,484,086	2,549	14,495,683	(18,367,797)	(320,357)	(388,501)
Common stock issued in private placements, net of offering costs			13,999,998	1,400	4,228,600			4,230,000
Common stock issued through conversion of preferred stock	(14)	(854,587)	2,158,138	215	854,372			—
Common stock issued as finders fee			161,714	16	(16)			—
Common stock issued for services			3,062,331	307	1,059,944			1,060,251
Common stock issued as compensation			100,000	10	42,990			43,000
Options and warrants issued as compensation and for services					(495,521)			(495,521)
Net loss						(4,836,720)		(4,836,720)
Foreign currency translation adjustment							7,696	7,696

Balance—June 30, 2002	50	$2,946,834	44,966,267	$4,497	$20,186,052	$(23,204,517)	$(312,661)	$(379,795)

The accompanying notes are an integral part of these financial statements.

MOBILE PET SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended June 30, 2002 and 2001

	2002	2001
Cash flows from operating activities
Net loss	$(4,836,720)	$(9,611,796)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	3,102,398	2,353,268
Interest	—	53,807
Non cash stock option (credit) charge	(495,521)	413,915
Common stock issued for compensation	43,000	—
Common stock issued for services	1,060,251	201,675
(Increase) decrease in operating assets
Accounts receivable	(1,362,949)	(1,585,446)
Due from London Radiosurgical Centre, Ltd.	109,249	219,634
Prepaid expenses	162,088	(596,403)
Deposits and other assets	(361,411)	842,814
Restricted cash	(7,620)	(15,390)
Accrued interest receivable	—	32,384
Increase (decrease) in operating liabilities
Accounts payable	1,902,313	1,780,771
Accrued and other liabilities	69,447	837,089
Deferred revenue	—	(12,714)

Net cash used in operating activities	(615,475)	(5,086,392)
Cash flows from investing activities
Capital expenditures	(540,003)	(326,471)

Net cash used in investing activities	(540,003)	(326,471)
Cash flows from financing activities
Repayments of loans	(317,502)	(9,327)
Proceeds from loans	77,600	1,333,753
Payments on obligations under capital lease	(2,811,253)	(1,359,782)
Common stock issued	4,230,000	3,618,650
Preferred stock issued	—	1,385,000

Net cash provided by financing activities	1,178,845	4,968,294

Net increase (decrease) in cash	23,367	(444,569)
Effect of exchange rate changes in cash	7,696	(13,384)
Cash—beginning of year	63,080	521,033

Cash—end of year	$94,143	$63,080

SUPPLEMENTAL DISCLOSURES
Interest paid	$2,181,309	$1,854,747
Income taxes paid	$1,600	$—
NON CASH INVESTING ACTIVITIES
Equipment under capital lease	$—	$13,730,169
NON CASH FINANCING ACTIVITIES
Preferred stock dividend—beneficial conversion feature	$231,671	$478,525
Conversion of debt to equity	$—	$750,000
Obligations under capital lease	$—	$13,730,169
Conversion of liability to note payable	$20,000	$—

The accompanying notes are an integral part of these financial statements.

MOBILE PET SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — THE COMPANY

Mobile PET Systems, Inc. and subsidiaries (the “Company”) were organized to provide Positron Emission Tomography (“PET”) systems and services to hospitals and other health care providers on a mobile, shared user basis. The Company’s PET services include providing high technology imaging systems, technologists to operate the imaging systems, the management of day-to-day operations and educational and marketing support. The Company has operations in the United States and the United Kingdom.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Revenue Recognition

Service revenues from health care organizations is recognized when services are rendered.

Service revenues from third party payors is reported at net realizable amounts. Revenue under third party payor agreements is subject to adjustment. Provisions for estimated third party payor settlements are provided in the period the related services are rendered. Differences between estimated amounts and accrued and interim and final settlements are reported in operations in the year of settlement.

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

MOBILE PET SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising

Advertising costs incurred for major new campaigns are expensed in the year in which the advertising takes place. Other advertising costs are expensed when incurred. Advertising expense for the years ended June 30, 2002 and 2001 was $101,931 and $234,280, respectively.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash, accounts receivable, prepaid expenses, deposits, long-term equity participation investment, accounts payable, loans payable, obligations under capital lease and notes payable. The Company believes the fair value of financial instruments approximate book value at June 30, 2002.

Reclassifications

Certain reclassifications have been made in the June 30, 2001 financial statements to conform to June 30, 2002 presentation. Such reclassifications include separately identifying selling and marketing expenses as well as reclassifying from general and administrative expenses $1,984,124 to cost of service revenues and $294,289 to interest expense. These changes had no impact on previously reported net loss or shareholders’ equity.

NOTE 3 — ACQUISITIONS

Mobile PET Systems, Inc. was incorporated in the State of Nevada on December 1, 1998. On December 22, 1998, Mobile PET Systems, Inc.’s shareholders exchanged all of the 7,000,000 shares of outstanding common stock for 7,000,000 shares of common stock in Colony International Incorporated, (formerly American Coin and Stamp, Inc.), incorporated in the State of Delaware on August 21, 1995 and its wholly owned subsidiary Colony International Incorporated, incorporated in the State of Nevada on April 25, 1995. This exchange of shares was accounted for as a reverse merger, under the purchase method of accounting. Accordingly, the combination of the

MOBILE PET SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3 — ACQUISITIONS (Continued)

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

On October 12, 2001, the Company incorporated a wholly owned subsidiary, Molecular Imaging Corporation, a Delaware corporation.

On March 25, 2002, the Company formed wholly owned subsidiaries, MBPT #3 LLC and MBPT #4 LLC, Delaware Limited Liability Companies and on April 3, 2002, the Company formed wholly owned subsidiaries, MBPT #1 LLC and MBPT #2 LLC, California Limited Liability Companies for the purpose of providing fixed site PET services. These limited liability companies are currently inactive.

NOTE 4 — PREPAID EXPENSES

Prepaid expenses consist of the following at June 30, 2002 and 2001:

	2002	2001
Prepaid equipment rent	$503,986	$547,990
Other	172,090	290,174

	$676,076	$838,164

NOTE 5 — PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2002 and 2001 consist of the following:

	2002	2001
Computer equipment	$1,421,843	$1,064,891
Office furniture and fixtures	211,610	171,456
Office equipment	12,752	12,752
Leasehold improvements	7,070	—
Equipment	19,413,346	19,277,520

	21,066,621	20,526,619
Less accumulated depreciation	(5,920,024)	(2,817,627)

	$15,146,597	$17,708,992

Depreciation expense for the years June 30, 2002 and 2001 was $3,102,398 and $2,353,268, respectively.

MOBILE PET SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6 — DEPOSITS AND OTHER ASSETS

Deposits and other assets consist of the following at June 30, 2002 and 2001:

	2002	2001
Equipment deposits—Mobile PET Units	$325,580	$385,580
Equipment rental deposits—other	—	49,000
Preferred stock redemption deposit	500,000	—
Other	22,107	51,696

	$847,687	$486,276

Equipment deposits—Mobile PET Units are refundable upon the Company securing lease financing or may be applied to subsequent equipment orders.

NOTE 7 — CAPITALIZATION

Preferred Stock

On January 20, 2000, the Company authorized for issuance ten million (10,000,000) shares of preferred stock having one hundredth of a cent ($0.0001) par value per share. On March 3, 2000 the Company designated and issued sixty (60) shares 8% Cumulative Convertible Redeemable Preferred, Series A Stock (“Series A”) for cash in the amount of $2,700,000, net of acquisition fees. In addition, under this Securities Purchase Agreement the Company issued 120,000 warrants to purchase shares of common stock at an exercise price of $5 per share, which expire in March 2003. The shares of Series A Stock have no voting rights, have an original liquidation value of $50,000 per share, and accrue dividends at a rate of eight percent (8%) per annum per share on the liquidation value payable upon conversion. On May 30, 2001 the liquidation value was increased to $58,937 when the Company entered into a Settlement Agreement and Conditional Release of a lawsuit surrounding the Securities Purchase Agreement. The total liquidation value of the shares outstanding at June 30, 2002 and 2001 in the amount of $1,355,535 and $2,033,311, respectively is classified on the Company’s balance sheet as preferred stock. Cumulative preferred dividends are payable upon conversion and at June 30, 2002 there are cumulative preferred dividends in arrears in the amount of $121,452 or $5,281 per share. In the event of any liquidation, dissolution or winding up of the affairs of the Company, holders of the Series A Stock shall be paid the liquidation value plus all accrued dividends at that date before any payment to other shareholders. At the option of the holders, the Series A Stock and the cumulative preferred dividends in arrears are convertible into shares of common stock determined by dividing $58,937 by the conversion price of the lesser of $5 or 75% of the average of the closing bid price of common stock during the five (5) trading days immediately prior to the conversion date. If the Company fails to convert or is unable to issue shares of common stock, the holder may redeem the Series A Stock for cash in an amount equal to the fair value of the shares of common stock that would have been converted. The sixty (60) shares of Series A Stock provide an intrinsic value of beneficial conversion feature of approximately $1,206,000. As of June 30, 2002 the holders converted cumulative preferred dividends in the amount of $66,274 and converted 37 shares of Series A into 3,459,361 shares shares of common stock. There are 23 and 34 1/2 shares of Series A, issued and outstanding at June 30, 2002 and 2001, respectively. As described in Note 19, on July 31, 2002 the Company entered into a redemption agreement to redeem all of the Series A Stock.

On September 21, 2000, the Company designated and subsequently issued thirty (30) shares 8% Cumulative Convertible Redeemable Preferred, Series B Stock (“Series B”) for cash in the amount of $1,385,000, net of

MOBILE PET SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7 — CAPITALIZATION (Continued)

Preferred Stock (Continued)

acquisition fees. In addition, under this Securities Purchase Agreement the Company issued 50,000 warrants to purchase shares of common stock at an exercise price of $3 per share and 29,851 warrants to purchase shares of common stock at an exercise price of $2.5125 per share. The warrants expire on September 30, 2005. The shares of Series B Stock have no voting rights, have an original liquidation value of $50,000 per share, and accrue dividends at a rate of eight percent (8%) per annum per share on the liquidation value payable upon conversion. On May 30, 2001 the liquidation value was increased to $58,937 when the Company entered into a Settlement Agreement and Conditional Release of a lawsuit surrounding the Securities Purchase Agreement. The total liquidation value of the shares outstanding at June 30, 2002 and 2001 in the amount of $1,591,299 and $1,768,110, respectively is classified on the Company’s balance sheet as preferred stock. Cumulative preferred dividends are payable upon conversion and at June 30, 2002 there are cumulative preferred dividends in arrears in the amount of $127,529 or $4,723 per share. In the event of any liquidation, dissolution or winding up of the affairs of the Company, holders of the Series B Stock shall be paid, pari passu with holders of the Series A Stock, the liquidation value plus all accrued dividends at the date of liquidation, dissolution or winding up of the affairs before any payment to other shareholders. At the option of the holders, the Series B Stock and the cumulative preferred dividends in arrears are convertible into shares of common stock determined by dividing $58,937 by the conversion price of the lesser of $3 or 75% of the average of the closing bid price of common stock during the five (5) trading days immediately prior to the conversion date. If the Company fails to convert or is unable to issue shares of common stock, the holder may redeem the Series B Stock for cash in an amount equal to the fair value of the shares of common stock that would have been converted. The thirty (30) shares of Series B Stock issued provide an intrinsic value of beneficial conversion feature of approximately $414,580. As of June 30, 2002 the holders converted 3 shares of Series B into 414,934 shares of common stock. There are 27 shares and 30 shares of Series B, issued and outstanding at June 30, 2002 and 2001, respectively. As described in Note 19, on July 31, 2002 the Company entered into a redemption agreement to redeem all of the Series B Stock.

Common Stock

The Company has authorized for issuance ninety million (90,000,000) shares of common stock, having one hundredth of a cent ($0.0001) par value per share. On June 30, 2002 and 2001 the Company had 44,966,267 and 25,484,086 shares of common stock issued and outstanding, respectively.

During the year ended June 30, 2001 the Company issued shares of common stock in cash transactions: 3,735,584 shares for cash in the amount of $1,868,650; and 2,733,981 shares for cash in the amount of $750,000 according to the terms of a settlement agreement between the Company and holders of the Series A and Series B Stock. Also during the year ended June 30, 2001 the Company issued shares of common stock in non-cash transactions: 1,716,157 shares through the conversion of Series A Stock valued at $1,320,035; and 75,356 shares through the conversion of Series A Stock dividends in arrears valued at $66,274; 1,875,000 shares through the conversion of debt valued at $750,000; and 403,350 shares for legal services valued at $201,675.

During the year ended June 30, 2002 the Company issued shares of common stock in cash transactions: 11,399,998 shares for cash in the amount of $4,230,000. Also during the year ended June 30, 2002 the Company issued shares of common stock in non-cash transactions: 2,158,138 shares through the conversion of Series A and B Stock valued at $854,587; 161,714 shares as a finders fee; 100,000 shares as compensation valued at $43,000; and 3,062,331 shares for services valued at $1,060,251.

MOBILE PET SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7 — CAPITALIZATION (Continued)

Stock Options

The Company’s Board of Directors and shareholders adopted the 1999 Stock Option Plan pursuant to which incentive stock options or nonstatutory stock options to purchase up to 8,000,000 shares of common stock may be granted to employees, directors and consultants. Stock options expire on various dates, extending to June 14, 2006 and vest over various service periods.

As of June 30, 2002, the Company has granted options to purchase 4,082,709 shares of common stock as follows:

	Exercise Price	Number of Shares	Vested Shares
Outstanding, June 30, 2000	$1.00–$4.63	5,988,000	2,662,000
Granted	$.45–$3.25	1,282,250	1,504,170
Exercised		(25,000)	(25,000)
Cancelled	$1.00–$5.31	(2,364,500)	(295,000)

Outstanding, June 30, 2001	$.45–$4.63	4,880,750	3,846,170
Granted	$.50–$3.00	2,096,043	1,662,792
Exercised		—	—
Cancelled	$1.00–$4.63	(2,894,084)	(2,240,917)

Outstanding, June 30, 2002	$.45–$4.63	4,082,709	3,268,045

The Company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” under which no compensation cost for stock options is recognized for the stock option awards granted at or above fair market value. However, during the years ended June 30, 2002 and 2001 the Company recognized compensation expense of $195,628 and $413,915, respectively. The estimate of compensation expense recorded for the year ended June 30, 2002 was adjusted by decreasing compensation expense $986,769 for stock options returned to the Company related to compensation expense recorded on these options in previous years.

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

	June 30,
	2002	2001
Net loss
As reported	$(4,836,720)	$(9,611,796)
Pro forma	(2,742,298)	(10,531,724)
Net loss—available to common shareholders
As reported	$(5,073,345)	$(10,090,321)
Pro forma	(2,978,923)	(11,010,249)
Loss per share
As reported	$(0.16)	$(.60)
Pro forma	$(0.09)	$(.67)

MOBILE PET SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7 — CAPITALIZATION (Continued)

Warrants

At June 30, 2002 warrants were outstanding to purchase 10,564,327 shares of common stock at exercise prices between $0.35 to $7.00 per share. These warrants expire between December 31, 2002 and June 11, 2007. The Company recognized compensation expense to employees or directors of $295,620 during the year ended June 30, 2002.

NOTE 8 — RELATED PARTY TRANSACTIONS

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

The Memorandum of Agreement provides for a distribution to the Company of 8.42% of LRC’s net distributable cash flow, until a total of $210,573 has been distributed and then the distribution of 5.05% of net distributable cash flow, subject to future dilution. The Memorandum of Agreement stopped the accrual of interest at June 1, 1999. At the date of the Memorandum of Agreement, the Company canceled $47,447 of accrued interest from the original investment and at June 30, 2002 and 2001 accrued interest on the investment was $10,573. The related shareholder, officer and director personally guarantee the investment.

Due from London Radiosurgical Centre, Ltd

LRC provides office space and administrative expenses under normal commercial terms to The London PET Centre Limited. The London PET Centre Limited made cash payments of approximately $211,612 and $228,637 to LRC and office space and administrative expense was approximately $320,861 and $240,791 during the years ended June 30, 2002 and 2001, respectively. During the years ended June 30, 2002 and 2001, the Company advanced without interest $0 and $500, respectively to LRC for working capital. The advances are covered by a continuing corporate and personal guarantee. There is a balance due from London Radiosurgical Centre, Ltd in the amount of $129,317 and $238,566 at June 30, 2002 and 2001, respectively.

Loans

On August 23, 2000, the Company received an eight percent (8%) bridge loan from a director and shareholder in the amount of $200,000, with an original due date of October 11, 2000. The loan’s due date has been extended several times and the Company has agreed to make monthly payments of $10,000 per month beginning on January 8, 2002, until paid in full. At June 30, 2002 and 2001, the loan has a balance of $160,000 and $200,000, respectively.

MOBILE PET SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 8 — RELATED PARTY TRANSACTIONS (Continued)

Loans (Continued)

On October 24, 2000, the Company received an eight percent (8%) bridge loan from an officer, director and shareholder in the amount of $100,000, which was due on or before November 30, 2000. The loan was extended to June 1, 2001. In October 2000, an eight percent (8%) promissory note was issued in the amount of $100,000 in exchange for the loan. Principal, plus accrued interest is payable in installments: $20,000, plus accrued interest on October 8, 2001 and $10,000 plus accrued interest on the first day of each successive month. The loan was paid in full.

On January 12, 2001, the Company received an eight percent (8%) bridge loan from an officer, director and shareholder in the amount of $25,000, with an original due date of March 12, 2001, and extended to December 1, 2001. The loan was paid in December 2001.

On January 17, 2001, the Company received an eight percent (8%) bridge loan from an officer, director and shareholder in the amount of $150,000, with an original due date of March 12, 2001. The note has been extended several times and is now due on September 1, 2002. At June 30, 2002, accrued interest is $17,392.

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

On October 12, 2001, the Company converted $253,050 due to an individual and director of the Company into a promissory note without interest and payable in monthly installments of $14,000 per month beginning on October 15, 2001, until paid in full. At June 30, 2002, the individual is no longer a director and the loan has a balance of $127,050.

On June 6, 2002, the Company received an eight percent (8%) bridge loan from an officer, director and shareholder in the amount of $77,600, due on demand. At June 30, 2002, the loan has a balance of $67,600 and accrued interest is $371.

NOTE 9 — SECURITIES PURCHASE AGREEMENT

On March 3, 2000, the Company entered into a Security Purchase Agreement, pursuant to which the Company issued 60 shares of 8% Cumulative Convertible Redeemable Preferred, Series A Stock. On July 31, 2002 the Company entered into a redemption agreement to redeem all of the Series A Stock, described in Note 19. In addition, the buyer of the preferred stock agreed to purchase shares of common stock of the Company in tranches, subject to certain limitations, for an aggregate purchase price of up to $10,000,000, at a price equal to eighty five percent (85%) of the average closing bid price five (5) consecutive days immediately prior to the

MOBILE PET SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 9 — SECURITIES PURCHASE AGREEMENT (Continued)

Company providing a tranche notice to the buyer. During the year ended June 30, 2001, the Company received $1,075,000, net of offering costs and subsequently issued 2,703,093 shares of common stock. There is an aggregate commitment remaining in the amount of $8,925,000 at June 30, 2002.

NOTE 10 — INCOME TAXES

At June 30, 2002 the Company has a net operating loss carryforward for tax purposes of approximately $15,125,000 which expires through the year 2022. The Internal Revenue Code contains provisions which may limit the loss carryforward available if significant changes in shareholder ownership of the Company occur.

The components of the provision for income taxes for the years ended June 30, 2002 and 2001 are as follows:

	June 30,
	2002	2001
Current
Foreign	$—	$—
Federal	—	—
State	1,600	1,600

	1,600	1,600
Deferred
Foreign	—	—
Federal	—	—
State	—	—

	—	—

Provision for income taxes	$1,600	$1,600

The components of the net deferred tax assets were as follows:

	June 30,
	2002	2001
Deferred tax assets
Non-cash compensation	$512,465	$266,794
Organization and start-up costs	91,115	91,115
State tax benefit and other	803,310	441,682
Net operating loss carryforward	6,583,850	5,219,573

	7,990,740	6,019,164
Deferred tax liabilities
Depreciation	491,186	376,292

	7,499,554	5,642,872
Less valuation allowance	(7,499,554)	(5,642,872)

Net deferred tax assets	$—	$—

MOBILE PET SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11 — LONG TERM DEBT

Long term debt at June 30, 2002 and 2001 consists of the following:

	2002	2001
Promissory Note with no interest, due in monthly Installments of $500, with first payment beginning On February 1, 2002	$17,000	$—
Promissory Note with interest at a rate of 11% per annum, due in monthly installments of $2,343, with the first payment beginning on January 1, 2002, with a variable 5% to 1% prepayment penalty	82,924	99,426
Less current portion	(27,730)	(18,071)

Long term debt, net of current portion	$72,194	$81,355

The maturities of long term debt for each of the succeeding four years subsequent to June 30, 2002, are as follows:

June 30,
2003	$27,730
2004	28,481
2005	30,096
2006	13,617

$99,924

NOTE 12 — COMMITMENTS

Equipment under capital lease is included in property and equipment as follows:

	June 30,
	2002	2001
Equipment	$19,413,346	$19,676,979
Less accumulated amortization	(5,386,603)	(2,556,790)

Net capital lease assets	$14,026,743	$17,120,189

The Company leases office space and certain PET equipment under non-cancelable operating leases. The office lease expires in April 2005 and the equipment leases expire through May 2006.

Rent expense for the years ended June 30, 2002 was $182,530 and $209,586, respectively.

The Company leases certain other PET equipment under capital leases. The equipment leases expire through March 2006. The capital leases are secured by the Company’s assets. The chief executive officer of the Company has personally guaranteed certain leases. Certain leases contain covenants that restrict the use of cash and require the Company to maintain financial ratios. The Company has been advised of its failure to maintain a debt service coverage ratio of not less than 1.25 to 1.00, placing three leases in default. Obligations under capital lease— current include $2,652,069 of lease obligations currently in default.

MOBILE PET SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 12 — COMMITMENTS (Continued)

At June 30, 2002 the Company was not in compliance with certain provisions of three other capital lease agreements. In March 2002 the Company received a letter of default and acceleration. On August 19, 2002 the letter of default and acceleration was released due to payment.

The following is a schedule by year of the future minimum lease payments at June 30, 2002:

June 30,	Capital Lease	Operating Leases
2003	$8,313,650	$1,367,688
2004	4,341,852	1,156,335
2005	4,341,852	1,062,276
2006	1,804,362	885,647
2007	322,025	—

	19,123,741	$4,471,946

Less amount representing interest at 12.07%	(3,882,001)

Present value of minimum lease payments (including current portion of $6,639,252)	$15,241,740

NOTE 13 — RETIREMENT PLAN

On August 1, 2001 the Company established a defined contribution plan covering substantially all of its employees. Participation is limited to all regular employees who meet specific age and service requirements. The Company made no contributions during the year ended June 30, 2002.

NOTE 14 — CONCENTRATIONS OF CREDIT RISK

The Company maintains cash with various major financial institutions in excess of the Federal Deposit Insurance Corporation limits. The Company continually monitors its position with the financial institutions and management believes the risk of incurring losses related to this credit risk is remote.

MOBILE PET SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 15 — EARNINGS (LOSS) PER SHARE

The computations of basic and diluted earnings per share from continuing operations for the years ended June 30, 2002 and 2001 were as follows:

	June 30,
	2002	2001
Loss per share—basic
Numerator:
Net loss—available to common shareholders	$(5,073,345)	$(10,090,321)
Denominator:
Weighted—average shares	31,960,313	16,740,203

Loss per share—basic	$(0.16)	$(0.60)

Loss per share—diluted
Numerator:
Net loss—available to common shareholders	$(5,073,345)	$(10,090,321)
Denominator:
Weighted—average shares	31,960,313	16,740,203

Loss per share—diluted	$(0.16)	$(0.60)

The weighted average shares listed below were not included in the computation of diluted loss per share because to do so would have been antidilutive for the years ended June 30, 2002 and 2001:

	June 30,
	2002	2001
Cumulative convertible redeemable preferred stock common stock equivalent	966,624	962,302
Employee stock options	6,177,688	4,629,014
Warrants	6,005,310	1,568,419

NOTE 16 — PRIOR PERIOD ADJUSTMENTS

The financial statements for the year ended June 30, 2001 have been restated to correct an error in recording additional accrued expenses. The effect of the restatements is as follows:

As of and for the Year Ended Ended June 30, 2001	As Previously Reported	As Restated
Accrued and other liabilities	$1,166,143	$1,256,482
Accumulated deficit	(18,276,724)	(18,367,797)
Foreign currency translation adjustment	(321,091)	(320,357)
Net loss	(9,520,723)	(9,611,796)
Net loss—available to common shareholders’	(9,999,248)	(10,090,321)
Loss per share—basic	(0.60)	(0.60)
Loss per share—diluted	(0.60)	(0.60)

MOBILE PET SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 17 — SUBSEQUENT EVENTS

Settlement of Claim

On September 12, 2002 the Company entered into an agreement to issue 50,000 shares of common stock resolving claims under a consulting contract with a former director. The fair market value of the common stock issued in the amount of $225,000 has been accrued at June 30, 2002 and is included in general and administrative expenses.

Sale of Subsidiaries

On July 12, 2002 the Company, an officer and director entered into a Share Purchase Agreement with Integrated Healthcare Management, S.A. According to the terms of the Agreement, the Company received $2,200,000, less an escrow deposit of $250,000 which is held pending confirmation of certain representations and warranties, in exchange for all of the common stock of Mobile P.E.T. Leasing Limited and The London P.E.T. Centre Limited, United Kingdom private limited companies. The Agreement includes certain covenants restricting activities of the Company, officer and director for 3 years in the United Kingdom, Channel Islands, Isle of Man and the Republic of Ireland.

Security Purchase Agreement

On July 12, 2002 the Company entered into a Securities Purchase Agreement with an individual and Integrated Healthcare Management, S.A. On July 31, 2002, according to the terms of the agreement, the Company received $6,000,000 in exchange for 10,000,000 shares of common stock and a warrant to purchase 3,000,000 shares of common stock at a price of $0.448 per share. The warrants expire on July 31, 2007.

Stock Purchase Agreement

On July 31, 2002 the Company entered into a Stock Purchase Agreement with a shareholder, a family member to a shareholder and director. According to the terms of the agreement, the Company received $250,000 and canceled 1,428,571 shares of common stock and a warrant to purchase 714,286 shares of common stock at a price of $0.35 per share, which were issued on April 23, 2002 for cash in the amount $500,000, in exchange for 1,250,000 shares of common stock and a warrant to purchase 375,000 shares of common stock at a price of $0.448 per share. The warrant expires on July 31, 2007. This transaction was a condition precedent to the Security Purchase Agreement dated July 12, 2002 with an individual and Integrated Healthcare Management, S.A.

Redemption of Preferred Stock

On July 31, 2002 the Company entered into a Redemption Agreement with York LLC to redeem all of the outstanding Preferred Series A and Series B Stock for $3,784,072. In addition, the Company agreed to re-price certain existing warrants held by York LLC. Accordingly, warrants to purchase 199,851 shares of common stock at a price between $5.00 and $2.5125 per shares and expiring between September and November 2005 were re-priced and the warrants may now be exercised at a price of $1.00 per share.

Pro Forma Information (Unaudited)

The pro forma information represents historical amounts restated to show the financial position of the Company at June 30, 2002 and the statement operations for the year then ended after the sale of subsidiaries, security/stock purchase, and redemption of preferred stock.

MOBILE PET SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 17 — SUBSEQUENT EVENTS (Continued)

The pro forma results are presented for informational purposes only and do not purport to be indicative of the results of operations which would actually have been obtained if the transactions had occurred, or which may exist or be obtained in the future. The pro forma balance sheet is presented as if the transactions had occurred as of June 30, 2002 and the pro forma statement of operations, excluding the gain on the sale of subsidiary is presented as if the transactions had occurred on July 1, 2001. The pro forma information reflects the use of $3,784,072 for the redemption of preferred stock, and does not reflect the use of the remaining balance.
Pro Forma Balance Sheet (Unaudited)

	June 30, 2002	Sale of Subsidiaries	Stock Purchases	Redemption of Preferred Stock	Pro Forma June 30, 2002
Cash	$94,143	$2,106,409	$6,250,000	$(3,284,072)	$5,166,480
Other current assets	4,943,464	(197,210)	—	—	4,246,254
Property and equipment, net	15,146,597	(1,220,921)	—	—	13,925,676
Other assets	692,380	—	—	(500,000)	692,380

Total assets	$20,876,584	$688,278	$6,250,000	$(3,784,072)	$24,030,790

Current liabilities	$12,581,697	$(1,107,712)	$—	$—	$11,473,985
Noncurrent liabilities	8,674,682	(806,244)	—	—	7,868,438
Preferred stock	2,946,834	—	—	(2,946,834)	—
Common stock	4,497	—	282	—	4,779
Other shareholders’ equity (deficit)	(3,331,126)	2,602,234	6,249,718	(837,238)	4,683,588

Total liabilities and shareholders’ equity	$20,876,584	$688,278	$6,250,000	$(3,784,072)	$24,030,790

In August 2002, certain obligations under capital lease were paid as described in Note 12.

Pro Forma Statement of Operations (Unaudited)

	For the Year Ended June 30, 2002	Sale of Subsidiaries	Stock Purchases	Redemption of Preferred Stock	Pro Forma For the Year Ended June 30, 2002
Service revenues	$17,603,130	$1,301,121	$—	$—	$16,302,009
Cost of sales	10,908,826	690,188	—	—	10,218,638

Gross profit	6,694,304	610,933	—	—	6,083,371
Expenses	9,341,177	849,867	—	—	8,491,310

Loss from operations	(2,646,873)	(238,934)	—	—	(2,407,939)
Other income (expense)	(2,188,247)	(169,348)	—	—	(2,018,899)

Loss before provision for income taxes	(4,835,120)	(408,282)	—	—	(4,426,838)
Provision for income taxes	1,600	—	—	—	1,600

Net loss	(4,836,720)	(408,282)	—	—	(4,428,438)
Preferred stock dividend	236,625	—	—	—	236,625

Net loss—available to common shareholders’	$(5,073,345)	$(408,282)	$—	$—	$(4,665,063)

Loss per share—basic	$(0.16)	$(0.01)	$—	$—	$(0.15)

Loss per share—diluted	$(0.16)	$(0.01)	$—	$—	$(0.15)

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have not had any disputes or disagreements with Peterson & Co., our independent outside auditors, since Peterson & Co. was first engaged on December 1, 1998. Peterson & Co. was the auditor of Mobile PET for two years immediately prior to its acquisition by Colony International Incorporated, and has continued as our auditor since the acquisition.

PART III

Incorporated by reference from the definitive proxy statement filed or to be filed in accordance with Rule 14a-101, Schedule 14A or definitive information statement filed or to be filed pursuant to Rule 14c-101, Schedule 14C, or an amendment to this Form 10-KSB to be filed no later then 120 days after the end of our fiscal year.

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

Exhibit No.	Description	Reference

3.1	Certificate of Incorporation, as amended	(2)

3.2	Amended and Restated Bylaws	(1)

3.3	Certificate of Designation of Series A Convertible Preferred Stock	(3)

3.4	Certificate of Designation of Series B Convertible Preferred Stock	(8)

10.1	Equipment Lease No. 4125 with Finova Capital Corporation; Addendum I to Equipment Lease No. 4125; Addendum Nos. One and Two to Lease Schedule No. 4125.01	(1)

10.2	Security Agreement with Finova Capital Corporation	(1)

10.3	Common Stock Purchase Warrant with Finova Capital Corporation	(1)

10.4	Continuing Personal Guaranty between Paul J. Crowe and Finova Capital Corporation	(1)

10.5	Collateral Assignment of Agreements by the Company to Finova Capital Corporation	(1)

10.6	Subordination Agreement with Finova Capital Corporation	(1)

10.8	Form of Positron Emission Tomography Mobile Services Agreement	(1)

10.9	Promissory Note with The London Radiosurgical Centre, Ltd.	(1)

10.10	Letter Agreement with The London Radiosurgical Centre, Ltd.	(1)

10.11	Employment Agreement with Mr. Crowe	(1)

10.12	Employment Agreement with Mr. Corlett, as amended	(1)

10.14	Consulting Agreement with Northwest Capital Partners, LLC	(1)

10.15	Consulting Agreement with Michael Baybak and Company, Inc.	(1)

10.16	Consultancy Agreement with Dr. Piers Nicholas Plowman	(1)

10.17	1999 Stock Option Plan	(10)

10.18	Securities Purchase Agreement with York LLC	(4)

Exhibit No.	Description	Reference

10.19	Sale/Leaseback Agreements with Finova Capital Corporation—Lease Schedule No. 4125.01	(5)

10.20	Sale/Leaseback Agreements with Finova Capital Corporation—Lease Schedule No. 4125.02; Addendum No. One to Lease Schedule No. 4125.02; Bill of Sale for one Calumet Coach	(4)

10.21	Sale/Leaseback Agreements with Finova Capital Corporation—Lease Schedule No. 4125.02A; Lease Schedule No. 4125.02B; Addendum No. One to Lease Schedule No. 4125.02B	(5)

10.22	Sale/Leaseback Agreements with Finova Capital Corporation—Amendment No. One to Lease Schedule No. 4125; Lease Schedule No. 4125.03A; Amendment No. One to Lease Schedule No. 4125.03A; Lease Schedule No. 4125.03B; Amendment No. One to Lease Schedule No. 4125.03B	(6)

10.23	Sale/Leaseback Agreements with Finova Capital Corporation—Addendum No. One to Lease Schedule No. 4125.03B	(7)

10.24	Master Hire Purchase Agreement between IGE Medical Services Limited and the Company	(5)

10.26	Sales Office Sublease between Twenty-Five-Forty, LLC and the Company	(8)

10.27	Agreements between GE Healthcare Financial Services and the Company—Master Masterline (coach); Master Leaseline (scanner)	(8)

10.28	Positron Emission Tomography Mobile Services Agreement between the Company and Salem Hospital; First and Second Amendments	(8)

10.29	PET Imaging Services Agreement with Redwood Regional Medical Group; Amendment	(8)

10.30	Purchase Agreement between York LLC and the Company dated September 21, 2000	(8)

10.31	Common Stock Purchase Warrant between York LLC and the Company dated September 21, 2000	(8)

10.32	Form of Corporate and Personal Guaranty of NeuroTechnologies International, Inc. and Paul Crowe, respectively, for the debt of London Radiosurgical Centres, Ltd. to the Company dated July 1, 2000	(8)

10.33	Strategic Partnership Agreement dated December 19, 2000 between 43 GE Medical Systems, a division of General Electric Company, and Mobile PET Systems, Inc.	(9)

10.34	Consulting Agreement effective as of September 21, 2001, between Mobile PET Systems, Inc. and American Financial Communications, Inc.	(11)

10.35	Share Purchase Agreement dated 12 July 2002 by and between Mobile PET Systems, Inc, Integrated Healthcare Management S.A. and Paul Crowe for the sale of The London P.E.T. Centre Limited and Mobile P.E.T. Leasing Limited	(12)

10.36	Securities Purchase Agreement, dated July 12, 2002 by and between Mobile PET Systems, Inc., Ivan Bradbury and Integrated Healthcare Management S.A.	(12)

10.37	Warrant Agreement dated July 31, 2002, to Dragon Nominees Limited to purchase 3,000,000 shares of common stock at $0.448 per share	(12)

10.38	Registration Rights Agreement dated July 31, 2002, by and between Mobile PET Systems, Inc. and Dragon Nominees Limited	(12)

10.39	Stock Purchase Agreement, dated July 15, 2002, by and between Mobile PET Systems, Inc. and Bernd Steudle	(12)

10.40	Warrant Agreement to Bank J. Vontobel & Sons, AG to purchase 375,000 shares of common stock at $0.448 per share.	(12)

10.41	Registration Rights Agreement dated July 31, 2002 by and between Mobile PET Systems, Inc. and Bernd Steudle	(12)

10.42	Redemption Agreement dated July 31, 2002 by and between Mobile PET Systems, Inc. and York, LLC	(12)

Exhibit No.	Description	Reference

10.43	Common Stock Purchase Warrant, dated March 22, 2002 by and between Mobile PET Systems, Inc. and Paul Crowe, to purchase 1,366,510 shares of common stock at $0.35 per share

10.44	Employment Agreement dated July 1, 2002 by and between Mobile PET Systems, Inc. and Thomas H. Insley

10.45	Form of Common Stock Purchase Warrant issued by Company prior to June 30, 2002 for compensation or otherwise

21	Subsidiaries of the Registrant

23.1	Consent of Independent Accountants

99	Certification Pursuant to Section 906 of the Sorbanes-Oxley Act of 2002 (furnished, not filed)

(1)	Previously filed as an Exhibit to the Company’s Form 10SB filed with the Securities and Exchange Commission on October 19, 1999.
(2)	Previously filed as an Exhibit to the Company’s Form 10SB, Amendment No. 1, filed with the Securities and Exchange Commission on February 9, 2000.
(3)	Previously filed as an Exhibit to the Company’s Form 10SB, Amendment No. 2, filed with the Securities and Exchange Commission on March 16, 2000.
(4)	Previously filed as an Exhibit to the Company’s Form 10-QSB, Amendment No. 1, for the period ended December 31, 1999, filed with the Securities and Exchange Commission on March 16, 2000.
(5)	Previously filed as an Exhibit to the Company’s Form 10-QSB for the period ended March 31, 2000, filed with the Securities and Exchange Commission on May 22, 2000.
(6)	Previously filed as an Exhibit to the Company’s Form 10-QSB, Amendment No. 3, for the period ended December 31, 1999, filed with the Securities and Exchange Commission on May 31, 2000.
(7)	Previously filed as an Exhibit to the Company’s Form 10-QSB, Amendment No. 1, for the period ended March 31, 2000, filed with the Securities and Exchange Commission on May 31, 2000.
(8)	Previously filed as an Exhibit to the Company’s Form 10-KSB for the fiscal year ended June 30, 2000, filed with the SEC on October 11, 2000.
(9)	Previously filed as an Exhibit to the Company’s Form 10-QSB, for the period ended March 31, 2001, filed with the SEC on May 23, 2001.
(10)
Previously filed as an Exhibit to the Company’s Form 10SB, filed with the Securities and Exchange Commission on October 19, 1999, and subsequently amended by vote of the shareholders, held April 6, 2001, as reported on the Company’s Form 10-QSB for the period ended March 31, 2001, filed with the SEC on May 23, 2001.

(11)	Previously filed as an Exhibit to the Company’s Form 10-KSB for the fiscal year ended June 30, 2001, filed with the SEC on October 15, 2001.
(12)	Previously filed as an Exhibit to the Company’s Form 8-K, filed with the Securities and Exchange Commission on August 6, 2002.

(b)  Reports On Form 8-K

Form 8-K filed with the Securities and Exchange Commission on April 10, 2002, covering a press release announcing revenues for the quarter ending March 31, 2002.

Form 8-K filed with the Securities and Exchange Commission on July 26, 2002, and Amendment No. 1 to the same, filed with the Securities and Exchange Commission on July 31, 2002, covering the sale of the Company’s London, England subsidiaries.

Form 8-K filed with the Securities and Exchange Commission on August 6, 2002, covering (i) the sale of 10,000,000 common shares and warrants to purchase 3,000,000 common shares, (ii) the sale of 1,250,000 common shares and warrants to purchase 375,000 common shares, and (iii) the redemption of all outstanding preferred shares.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOBILE PET SYSTEMS, INC., a Delaware corporation

By:	/s/ PAUL J. CROWE
Name: Paul J. Crowe
Title: President and Chief Executive Officer

Date: Sept. 26, 2002

In accordance with Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ PAUL J. CROWE
Name: Paul J. Crowe
Title: President, Chief Executive Officer and Director

Date: Sept. 26, 2002

/s/ ROBERT C. BUSH
Name: Robert C. Bush
Title: Director

Date: Sept. 26, 2002

/s/ AXEL STEUDLE
Name: Axel Steudle
Title: Director

Date: Sept. 26, 2002

/s/ THOMAS H. INSLEY
Name: Thomas H. Insley
Title: Director, Chief Financial Officer and Secretary

Date: Sept. 26, 2002

/s/ ALBERT F. HAUSSENER
Name: Albert F. Haussener
Title: Director

Date: Sept. 26, 2002

/s/ PETER S. CONTI
Name: Peter S. Conti, M.D., Ph.D
Title: Director

Date: Sept. 26, 2002

CERTIFICATIONS

1.    Chief Executive Officer

I, Paul J. Crowe, certify that:

1.	I have reviewed this annual report on Form 10-KSB of Mobile PET Systems, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

/s/ PAUL J. CROWE
Paul J. Crowe
Chief Executive Officer

2.    Chief Financial Officer

I, Thomas H. Insley, certify that:

1.	I have reviewed this annual report on Form 10-KSB of Mobile PET Systems, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

/s/ THOMAS H. INSLEY
Thomas H. Insley
Chief Financial Officer