Form 10KSB/A
period 2002-06-30
MOBILE PET SYSTEMS INC
filed 2002-10-28
CIK 1097181

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

The aggregate market value of voting common shares held by non-affiliates of the registrant was $13,785,699 as of September 1, 2002 (computed by reference to $0.45 per share, the average bid and ask prices of the issuer’s Common Stock on September 3, 2002, (the next business day) as reported by the OTC Bulletin Board, without regard to derivative securities holdings).

There were 55,027,982 shares outstanding of the registrant’s Common Stock as of October 25, 2002.

Transitional small business disclosures format (check one):  Yes  ☐    No  ☒

This Amendment No. 1 to Form 10-KSB for the Fiscal Year ended June 30, 2002, is filed to add information under Part III of Form 10-KSB.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors

The following table sets forth certain information with respect to our directors as of June 30, 2002.

Name	Age	Position
Paul J. Crowe	52	Chairman of the Board, Chief Executive Officer, President, Director
Robert C. Bush	75	Director
Dr. Axel Steudle	34	Director
Jeffrey Rush, M.D.	62	Director
Robert W. Rohe	54	Director

In addition, after June 30, 2002, Mr. Rohe resigned and we appointed three new directors:

Albert F. Haussener	69	Director
Peter S. Conti M.D., PhD	46	Director
Thomas H. Insley	52	Chief Financial Officer, Secretary, Director

Paul J. Crowe has served as our Chairman, Chief Executive Officer and President since December 1998. Mr. Crowe has over 30 years of business experience in sales, marketing, finance and management of high-tech medical instrumentation and services for the health care industry. Mr. Crowe is currently President and CEO of NeuroTechnologies International, Inc. and President of Radiosurgical Centers Corporation, businesses involved in the operation of Gamma Knife radiosurgery centers, but devotes substantially full time efforts to Mobile PET.

Robert C. Bush was appointed to serve as a director in March 2000. Since 1991, Mr. Bush has served as a consultant to, and private investor in, several medical and technology companies. From 1982 to 1990, Mr. Bush served as President and CEO of Sonics Research Corporation.

Dr. Axel Steudle was appointed as a director in January 2002. Since January 2001 Dr. Steudle has been a private investor. From July 1998 through December 2000 he was a credit analyst with Landesbank Baden-Wurttemberg in Stuttgart, Germany, where he was responsible for a credit portfolio of approximately $1 billion. From September 1995 through June 1998 he was a credit analyst with Bankgesellschaft in Berlin, Germany, where he was responsible for a credit portfolio of approximately $500 million.

Jeffrey Rush, M.D. was appointed as a director in January 2002. Since 1995 Mr. Rush has been chairman of Pacific Medical Buildings, L.P., a medical real estate development firm.

Robert W. Rohe was appointed a director in January 2002. Since 1997 Mr. Rohe has been Chairman and Chief Executive Officer of Shur-Lok Corp., an aerospace manufacturer. He resigned as a director in July 2002.

Albert F. Haussener was appointed as a director in August 2002. Mr. Haussener was an advisor to the Chief Executive Officer of VNU World Directories from January 1999 to June 2000. From February 1998 to December, 1998 he was the Chief Executive Officer of VNU World Directories and from July 1984 to February 1998 he was the Chief Executive Officer of ITT World Directories. Mr. Haussener is nominated by Ivan Bradbury pursuant to a contractual provision in a Securities Purchase Agreement, dated July 12, 2002, between Mr. Bradbury and the Company.

Peter S. Conti, M.D., Ph.D was appointed as a director in September 2002. Since 1991, Dr. Conti has been associated with the University of Southern California. He is currently associate professor of radiology, clinical pharmacy and biomedical engineering at the University of Southern California, as well as director of the USC Positron Imaging Science Center and Clinic. He also serves on the board of directors of the Academy of Molecular Imaging and the Society of Nuclear Medicine. Dr. Conti is also a member of the Company’s Medical Advisory Board.

Thomas H. Insley was appointed as chief financial officer, secretary and a director in July 2002. Mr. Insley retired in October 2001 as a partner with PricewaterhouseCoopers LLP, where he worked for over 29 years. He worked most recently as office managing partner and audit site leader of the San Diego office, where he oversaw all operations and managed a number of audit client engagements. Mr. Insley is also on the Board of Directors of NexPrise, Inc., a publicly traded company.

Executive Officers

The table below shows executive officers during the fiscal year ending June 30, 2002 who are not members of our board of directors:

Name	Age	Position
Anthony Turnbull	58	Vice President—Finance
Edmund Yochum	51	Vice President—Business Development
Steven Vandecar	53	Vice President—Operations
James Corlett	59	Vice President—Operations
Craig Froley	54	Senior Vice President—Business Development

Anthony Turnbull served as our Vice President—Finance from January 2001 until August 2001, at which time he was elected to serve as Chief Financial Officer, Secretary, and Treasurer. In July 2002, Mr. Turnbull resumed his role as Vice President—Finance and was elected to serve as Assistant Secretary. Mr. Turnbull has over 16 years of experience as a financial controller and a total of 38 years of experience in accounting. Prior to joining the Company, Mr. Turnbull served as financial controller for some of the largest manufacturing companies in the world, namely Kraft Foods, General Foods and Stauffer Chemicals. In the late 1980’s Mr. Turnbull worked as the Chief Financial Officer for Ride Snowboards and McCain Traffic Supply.

Edmund Yochum, served as our Vice President—Business Development from January 2000 until his resignation on January 31, 2002. Before joining us he had served as Vice President of Sales at MagView Medical Software since April 1996, and from 1989 to 1996 he was Vice President of Sales at Diagnostic Ultrasound.

Steve Vandecar served as our Vice President—Operations from October 2001. His employment concluded on February 28, 2002. Mr. Vandecar initially joined the Company in February 2000 as Operations Manager, moving to Vice President—Corporate Compliance officer in November 2000, and Vice President—Operations in March 2001. In June 2001 Mr. Vandecar left employment with the Company, rejoining us in August 2001 as Asset Manager. Mr. Vandecar has over twenty-five years of experience in the Diagnostic Medical field. Prior to joining the company Mr. Vandecar held sales and management positions with Technicare, Picker and General Electric Medical Systems in their Nuclear Medicine and PET Division.

James Corlett was elected Vice President—Operations in March 2002. Prior to that time he was the Vice President of Business Development for Molecular Imaging Corp., a subsidiary of the Company, from June 2001 to March 2002 and Vice President—Operations of the Company from June 1999 to June 2001. Before joining the Company he was Vice President—Regional Sales with American Shared Hospital Services, and following that company’s acquisition, he was Vice President—National Accounts and Business Development with Alliance Imaging.

Craig Froley was appointed Senior Vice President—Business Development in July 2002. He consulted on a part time basis with the Company from January 2002 until July 2002. Since 1996, Mr. Froley has served as President and Chief Executive Officer of Axiom Technologies, Inc. a software development firm.

Compliance with Section 16(a) of the Exchange Act.

Section 16(a) of the Exchange Act of 1934 requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our Common Stock and other equity securities. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of the copies of such reports and any amendments thereto furnished to us, during the fiscal year ended June 30, 2002, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

ITEM 10.     EXECUTIVE COMPENSATION

Summary Compensation

The following table sets forth compensation information for services rendered to us by our executive officers and directors in all capacities during the past three fiscal years. Other than as set forth below, no executive officer’s salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, draws, bonus awards, the number of stock options or warrants granted and other compensation whether paid or deferred. Reimbursement of out-of-pocket expenses is not included.

SUMMARY COMPENSATION TABLE
		Annual Compensation			Long Term Comp. Awards
(a)	(b)	(c)	(d)	(e)	(g)	(i)
Name and Principal Position as of 6/30/2002	Year Ending	($) Salary	($) Bonus	($) Other	Securities Underlying Options(#)	All Other ($)(1)
Paul J. Crowe	06/30/2002	200,000
Chairman of the Board, Chief Executive Officer, President, Director	06/30/2001	200,000				3,000
	06/30/2000	179,167	25,000	7,200	400,000

Anthony Turnbull (2)	06/30/2002	106,923
Vice President—Finance	06/30/2001	30,769			30,000
	06/30/2000

Edmund Yochum (3)	06/30/2002	104,784
V.P.—Business Devlop.	06/30/2001	130,000	14,619	35,381	370,000	3,600
	06/30/2000	53,885			100,000	3,600

Steve Vandecar (4)	06/30/2002	84,808
V.P.— Operations	06/30/2001	117,270			150,000	2,450
	06/30/2000	26,923			100,000	1,400

James Corlett (5)	06/30/2002	130,000
V.P.—Operations	06/30/2001	127,019			400,000	3,600
	06/30/2000	84,282		3,000	300,000

Thomas H. Insley (6)	06/30/2002
Chief Financial Officer, Secretary, Director	06/30/2001
	06/30/2000

Craig Froley (7)	06/30/2002	38,077
Sr. V.P.—Bus. Dev.	06/30/2001
	06/30/2000

Peter S. Conti (8)	06/30/2002					37,500
Director	06/30/2001					21,750
	06/30/2000					0

Robert Bush	06/30/2002
Director	06/30/2001
	06/30/2000				100,000

(1)	“All Other Compensation” consists of auto allowances for Paul Crowe, Edmund Yochum, Steve Vandecar and James Corlett. These auto allowances ceased in December 2000.
(2)	Mr. Turnbull was named as our Chief Financial Officer and Secretary in August 2001 and reassumed the title of Vice President— Finance in July 2002.
(3)	Mr. Yochum’s employment concluded in January 2002.
(4)	Mr. Vandecar’s employment concluded in February 2002.

(5)	Mr. Corlett was named Vice President—Operations in March 2002.
(6)	Mr. Insley was named Chief Financial Officer, Secretary and Director in July 2002.
(7)	Mr. Froley was named Senior Vice President—Business Development in July 2002. Prior to that time he provided services to the Company on a part-time basis from January 2002.
(8)	Dr. Conti received a monthly consulting fee commencing January 1, 2001 as well as honoraria for lectures as a member of our Medical Advisory Board.

Option and Warrant Grants and Exercises

No stock options were granted to the Executive Officers during the year ended June 30, 2002. The following table sets forth the warrants granted to the persons named in the Summary Compensation Table during our fiscal year ending June 30, 2002:

WARRANT GRANTS IN LAST FISCAL YEAR
INDIVIDUAL GRANTS
LIST OF WARRANTS ISSUED TO OFFICERS
JULY 1, 2001 THROUGH JUNE 30, 2002 (1)

(a)	(b)		(c)	(d)	(e)
Name and Job Title as of 6/30/2002	Number of Securities Underlying Warrants Granted		% of Total Granted to Employees in Fiscal Year (2)	Exercise Price	Expiration Date
Paul J. Crowe	24,450	(3)		$0.50	12/01/2004
Chairman of the Board, Chief Executive Officer, President	1,366,510	(4)		$0.58	03/22/2005
	26,305	(5)		$0.59	06/11/2007
Total	1,417,265		82.09%

(1)	Does not include warrants or options issued after June 30, 2002.
(2)	Total options and warrants to acquire 1,726,434 were granted to all employees during the fiscal year ended June 30, 2002.
(3)	Granted in lieu of accrued interest on a loan to Mobile PET.
(4)	Granted in consideration for a continuing guarantee of certain obligations of Mobile PET.
(5)	Granted in consideration for renewal of a loan to Mobile PET.

No Executive Officer of the Company exercised any options or warrants during the fiscal year ended June 30, 2002. The following table sets forth information concerning the value of all exercisable and unexercisable options and warrants held by those persons listed in the Summary Compensation Table as of June 30, 2002.

FISCAL YEAR-END OPTION AND WARRANTS
AS OF JUNE 30, 2002

	Number of Securities Underlying Unexercised Warrants and Options (#)		Value of Unexercised In-the-Money Warrants and Options ($) (1)
Name and Job Title as of 6/30/2002	Exercisable	Unexercisable	Exercisable	Unexercisable
Paul J. Crowe
Chief Executive Officer	1,497,265	0	36,438	0

Anthony Turnbull (2)
Vice President—Finance	7,500	22,500	300	900

Edmund Yochum (3)
Vice President—Business Development	0	0	0	0

Steve Vandecar (4)
Vice President—Operations	0	0	0	0

James Corlett (5)
Vice President—Operations	333,000	66,000	0	0

Thomas H. Insley (6)
Chief Financial Officer	0	0	0	0

Craig Froley (7)
Senior Vice President—Business Development	0	0	0	0

(1)	Calculated as the spread between the exercise price of in-the-money options or warrants and the market price of $0.60 per share as of July 1, 2002 (the first business day after June 30, 2002).
(2)	Mr Turnbull was named as our Chief Financial Officer and Secretary in August 2001 and reassumed the role of Vice President—Finance in July 2002.
(3)	Mr Yochum’s employment concluded in January 2002.
(4)	Mr. Vandercar’s employment concluded in February 2002.
(5)	Mr Corlett was named as our Vice President—Operations in March 2002.
(6)
Mr. Insley was appointed Chief Financial Officer in July 2002. The above table does not include warrants to purchase 1,000,000 shares at a price of $0.60 per share awarded to Mr. Insley under terms of his Employment Agreement with the Company. These warrants vest monthly over five years commencing August 1, 2002.

(7)
Mr. Froley was appointed Sr. Vice President—Business Development in July 2002. The above table does not include non-qualified options or warrants to purchase 350,000 shares of common stock, 77,776 shares vesting immediately, and the remaining vesting 9,772 per month through March 1, 2002, at a price of $0.60 per share awarded to Mr. Froley under the terms of an Employment Agreement with the Company executed in October 2002.

Compensation of Directors

In April 1999, we granted each of our then serving directors an option to purchase 100,000 shares of our common stock under our 1999 Stock Option Plan, at a price of $2.50 per share, all vesting immediately, and expiring March 31, 2002. We granted Mr. Bush a similar option on January 1, 2000, at a price of $2.50 per share, all vesting immediately, and expiring December 30, 2002. Other then the grant to Mr. Bush, we did not compensate our directors during the fiscal year ended June 30, 2001. On January 30, 2002 the board approved issuance to our then serving directors of options to purchase 100,000 shares of our common stock under our 1999 Stock Option Plan, at a price of $0.62 per share, vesting  1/12 on the first of every month, commencing June 1, 2002. These options expire five (5) years from the date of grant. These options have not been issued pending review of director’s compensation by our Compensation Committee.

We also reimburse our directors for expenses actually incurred in connection with attending meetings of the Board of Directors.

At the meeting of the Board of Directors on January 30, 2002 establishing the Audit Committee, the Board of Directors authorized the payment of a flat fee of $2,500.00 per quarter to members of the Audit Committee. We have not paid this compensation and the Compensation Committee established at the Board of Directors meeting on September 12, 2002 intends to review Audit and other Board Committee compensation, together with other elements of directors’ compensation, when it meets.

Compensation of Medical Advisory Board

We also have a Medical Advisory Board. The Medical Advisory Board is comprised of physicians that possess broad experience in various aspects of molecular imaging. The experience and reputation of these physicians provide a unique resource for informing other physicians in the medical community of the benefits and advantages of molecular imaging and the services we provide. In addition, the Medical Advisory Board provides educational services to our personnel and the medical community in general. Any advice given to us by the Medical Advisory Board is not binding on Mobile PET or our Board of Directors.

We compensate members of our Medical Advisory Board by the grant of options to acquire our common stock under our 1999 Stock Option Plan or warrants to purchase our common stock. Members of the Medical Advisory Board typically receive the right to purchase 10,000 shares of our common stock for each year of service. The chairman of the Medical Advisory Board typically receives the right to purchase 30,000 shares of our common stock for each year of service. The exercise prices for options (or warrants) issued to the Medical Advisory Board have ranged between $1.00 to $4.46 per share.

Employment Contracts

On January 1, 1999, we entered into a five-year Employment Agreement with Paul J. Crowe, our Chief Executive Officer. Pursuant to this Employment Agreement Mr. Crowe received a salary of $200,000 for the fiscal year ended June 30, 2002. Beginning in the calendar year 2000 the salary under this agreement is increased by 10% if the average market price of our stock in December of the preceding year has increased by at least 10% above the average market price of our stock in December of the second preceding year. The Employment Agreement also provides that the Board of Directors will review and evaluate Mr. Crowe’s performance annually and consider awarding him a discretionary bonus.

On January 6, 1999, we entered into an Employment Agreement with James Corlett, our Vice President—Operations. Upon executing the Employment Agreement, Mr. Corlett received a signing bonus consisting of 100,000 shares of our Common Stock. The Employment Agreement also provided for a salary to Mr. Corlett of $85,000 per year, which was increased to $130,000 per year as of June 30, 2001. In addition, Mr. Corlett received an option to purchase 300,000 shares of our Common Stock, vesting 100,000 shares at the end of each of the first three years during the term of the Employment Agreement. The exercise price of these options is $1.91 per share.

On July 1, 2002, we entered into an Employment Agreement with Thomas H. Insley pursuant to which he became our Chief Financial Officer. The Employment Agreement provided for a salary to Mr. Insley of $175,000 per year. In addition, we agreed to grant to Mr. Insley a warrant to purchase 1,000,000 common shares at a price of $0.60 per share. This warrant will vest at a rate of 16,667 shares per month, commencing August 1, 2002. The warrant will be exercisable until July 1, 2008.

On October 25, 2002, we entered into an Employment Agreement with Craig Froley in connection with his appointment as Senior Vice President—Business Development. The Employment Agreement provided for a salary to Mr. Froley of $130,000 per year. In addition, we agreed to grant to Mr. Froley options or warrants to purchase 350,000 common shares at a price of $0.60 per share. The option or warrant vests at a rate of 9,722 shares per month, with 77,776 shares immediately vested and the remainder vesting through March 1, 2004. The option or warrant will be exercisable until July 28, 2009.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of our stock as of September 1, 2002 (unless otherwise noted), (a) by each person who is known by us to own beneficially more than 5% of any class of our securities, (b) by each of our directors, and (c) by all of our officers and directors as a group. All figures for options or warrants include options or warrants vesting within 60 days of September 1, 2002. As of September 1, 2002, we had one class of stock outstanding, known as “common stock.”

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Class(1)

BENEFICIAL OWNERS OF MORE THEN 5% OF ANY CLASS OF SECURITIES
Paul J. Crowe	6,779,073	(2)	12.04%
c/o Mobile PET Systems, Inc. 2150 Washington St., Ste 110 San Diego, California 92110

Bernd Steudle	7,500,000	(3)	13.78%
1 Muirfield House Whinshill Court Cross Road Sunningdale, SL9 5RU UNITED KINGDOM

Ivan Bradbury	13,000,000	(4)	23.64%
c/o Macfarlanes 10 Norwich Street London EC4A 1BD UNITED KINGDOM

OFFICERS AND DIRECTORS
Paul J. Crowe	See Above		See Above

Robert C. Bush	227,640	(5)	0.42%
c/o Mobile PET Systems, Inc. 2150 Washington St., Ste 110 San Diego, California 92110

Dr. Axel Steudle	310,000		0.57%
Elaesser Strasse #7 Pforzheim D-75173 GERMANY

Jeffrey Rush, M.D.	1,120,000	(6)	2.05%
12348 High Bluff Drive Suite 210 San Diego, California 92130

Albert F. Haussener	25,000		0.05%
c/o Mobile PET Systems, Inc. 2150 Washington St., Ste 110 San Diego, California 92110

Peter S. Conti, M.D., Ph.D.	116,667	(7)	0.20%
c/o Mobile PET Systems, Inc. 2150 Washington St., Ste 110 San Diego, California 92110

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Class(1)

OFFICERS AND DIRECTORS

Thomas H. Insley	66,668	(8)	0.12%
c/o Mobile PET Systems, Inc. 2150 Washington St., Ste 110 San Diego, California 92110

Anthony Turnbull	7,500	(9)	0.01%
c/o Mobile PET Systems, Inc. 2150 Washington St., Ste 110 San Diego, California 92110

James Corlett	466,000	(10)	0.85%
c/o Mobile PET Systems, Inc. 2150 Washington St., Ste 110 San Diego, California 92110
TOTAL FOR ALL EXECUTIVE OFFICERS AND DIRECTORS	29,610,881		49.10%

All shares are owned directly unless otherwise indicated.

(1)
Based on a total of 54,413,696 outstanding shares of Common Stock as of September 1, 2002. Percentages are calculated based upon 54,413,696 shares of Common Stock outstanding and the number of shares of Common Stock issuable upon exercise of options or conversion of warrants as of September 1, 2002 or within 60 days of that date for the person or persons indicated.

(2)	Includes 400,000 shares issuable upon the exercise of stock options and 1,497,265 shares issuable upon conversion of warrants.
(3)	Includes 2,925,000 shares issuable upon the conversion of warrants.
(4)	Includes 3,000,000 shares issuable upon the conversion of warrants.
(5)	Includes 100,000 shares issuable upon the exercise of stock options and 125,640 shares upon the conversion of warrants.
(6)	Includes 400,000 shares held indirectly and 120,000 shares issuable upon the conversion of warrants held indirectly.
(7)	Includes 40,000 shares issuable upon the exercise of stock options and 69,000 shares issuable upon the conversion of warrants.
(8)
Includes 33,336 shares issuable upon the conversion of vested warrants as of September 1, 2002, and an additional 33,336 shares issuable upon conversion of vested warrants within 60 days of September 1, 2002.

(9)	Includes 7,500 shares issuable upon exercise of options vesting within 60 days of September 1, 2002.
(10)	Includes 366,000 shares issuable upon conversion of warrants vesting within 60 days of September 1, 2002.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following are transactions within the past two years between the Company and its officers, directors or certain security holders:

Brent Nelson, a director of our company from December 1998 until October 2001, is the President of Northwest Capital Partners, LLC. On December 15, 1998, we entered into a Consulting Agreement under which Northwest agreed to advise us financially and assist us in arranging financing for our business operations. On September 12, 2002, we entered into an agreement resolving claims asserted under the Consulting Agreement whereby we agreed to issue 500,000 shares of common stock, having a fair market value of $225,000 as of the date the agreement was executed, and a release of all claims under the Consulting Agreement.

In April 1999, we granted each of our then serving directors an option to purchase 100,000 shares of our common stock under our 1999 Stock Option Plan, at a price of $2.50 per share, all vesting immediately, and expiring March 31, 2002.

Paul J. Crowe, the CEO and a director of our company, is the Chairman, a director and majority shareholder of the London Radiosurgical Centre Ltd. (“LRC”). LRC provided office space and administrative support, under normal commercial terms to certain of the Company’s subsidiaries in London, England. The Company paid LRC approximately $211,612 during the fiscal year ended June 30, 2002 and $228,637 during the fiscal year ended June 30, 2001 and office space and administrative expense was approximately $320,861 and $240,791 during the years ended June 30, 2002 and 2001, respectively. The Company has also advanced to LRC, without interest, $0 during the fiscal year ended June 30, 2002 and $500 during the fiscal year ended June 30, 2001. These advances are covered by a continuing corporate and personal guarantee. There is a balance due from LRC in the amount of $129,317 and $238,566 at June 30, 2002 and 2001, respectively. The Company’s London operations were sold in July 2002.

The Company entered into a Memorandum of Agreement effective as of June 1, 1999 restructuring an 8% interest in a subordinated equity participation in LRC. The market value of the subordinated equity participation is not readily determinable, and is recorded at cost in the amount of $200,000. The original agreement provided for distributions of cash, if any, including interest at a rate of 15% per annum, up to the amount of the investment plus accrued interest, after which the Company was to receive its proportionate share of 60% of net distributable income. According to the terms of the participation agreement, net income available for distribution is equal to net income less equipment financing payments, operating expenses, reserve capital and taxes. The Memorandum of Agreement provides for a distribution to the Company of 8.42% of LRC’s net distributable cash flow, until a total of $210,573 has been distributed and then the distribution of 5.05% of net distributable cash flow, subject to future dilution. The Memorandum of Agreement stopped the accrual of interest at June 1, 1999. At the date of the Memorandum of Agreement, the Company canceled $47,447 of accrued interest from the original investment and at September 30, 2002, accrued interest on the investment was $10,573. Mr. Crowe personally guarantees the investment.

On or about January 1, 2000 we granted Mr. Bush an option under our 1999 Stock Option Plan to purchase 100,000 of our common shares at a price of $2.50 per share, all vesting immediately, and expiring December 30, 2002. This grant was made in return for his agreeing to serve as a director.

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

On August 23, 2000, Robert Bush loaned the Company $200,000 at a rate of eight percent (8%) per year, evidenced by a subordinated note. This loan was renegotiated and under the terms of the new loan, dated October 11, 2000, it became an eight percent (8%) loan in the amount of $200,000 due on or before December 11, 2000. This loan’s due date has been extended several times. On March 23, 2001 the Company issued Mr. Bush a warrant to purchase 50,000 shares of common stock at a price of $0.44 per share, expiring August 31, 2003 in connection with one of these extensions. The note was extended again in December, 2001. In consideration for this extension we issued Mr. Bush a warrant to purchase 35,000 shares of common stock at a price of $0.50 per share, expiring December 1, 2004. In December 2001 we also issued Mr. Bush a warrant to purchase 40,640 shares of common stock at a price of $0.50 per share, expiring December 1, 2004, in lieu of accrued interest on this note. In January 2002, we began repaying the note $10,000.00 per month.

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

On or about January 12, 2001, Paul J. Crowe loaned the Company $25,000 at a rate of eight percent (8%) per year, evidenced by a promissory note with a due date of March 12, 2001. In connection with this loan the Company issued Mr. Crowe a warrant to purchase 5,000 shares of common stock at $1.05 per share, expiring January 12, 2004. This note was extended on March 23, 2001 and became due June 30, 2001. The Company issued Mr. Crowe a warrant to purchase 5,000 additional shares of common stock at $0.44 per share, expiring January 12, 2004 in connection with this extension. The note was extended several more times without the issuance of additional warrants and was repaid on December 6, 2001.

On or about January 17, 2001, Paul J. Crowe loaned the Company $150,000 at a rate of eight percent (8%) per year, evidenced by a promissory note with a due date of March 17, 2001. In connection with this loan we issued Mr. Crowe a warrant to purchase 35,000 shares of common stock at $0.88 per share, expiring January 17, 2004. This note was extended on March 23, 2001 and became due June 30, 2001. The Company issued Mr. Crowe a warrant to purchase 35,000 additional shares of common stock at $0.44 per share, expiring January 17, 2004 in connection with this extension. The note has been extended several more times without issuance of additional warrants. On January 30, 2002 we also issued Mr. Crowe a warrant to purchase 24,450 shares of common stock at a price of $0.50 per share, expiring December 1, 2004, in lieu of accrued interest on this note. This note is now due September 1, 2002.

On January 30, 2002 the Board of Directors voted to grant Paul Crowe, Robert Bush, Dr. Axel Steudle, Jeffrey Rush, M.D. and Robert Rohe (all the members of the Board of Directors) each an option to purchase 100,000 shares of common stock under our 1999 Stock Option Plan. Each of these options will vest  1/12th on the first of each month, commencing June 1, 2002, and is exercisable at a price of $0.62 per share. These options will expire five years from the date of grant. The options were granted as consideration for serving as a member of the Board of Directors. Each director abstained from voting as to the grant to that director.

At the April 5, 2002 meeting of the board of directors, effective March 22, 2002, the Company approved the issuance to Mr. Crowe of a warrant to purchase 1,366,510 shares of common stock at a price of $0.58 per share, exercisable at any time before March 22, 2005. This warrant was issued in consideration for his continuing guarantee of certain Company obligations.

On June 6, 2002, Paul J. Crowe loaned the Company $77,600, bearing interest at a rate of 8% per annum, evidenced by a promissory note payable upon demand.

On June 11, 2002, we issued to Dr. Conti warrants to purchase 69,000 shares of our common stock at a price of $0.58 per share. These warrants are immediately exercisable and will expire in five years. They were issued in connection with grants to our Medical Advisory Board.

Also, on or about June 11, 2002, in consideration for renewal of a loan to the Company, we issued to Mr. Crowe a warrant to purchase 26,305 shares of common stock at a price of $0.59 per share. These warrants are immediately exercisable and will expire in five years.

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

Also on July 31, 2002, we sold 1,250,000 common shares and warrants to purchase 375,000 common shares to Bernd Steudle. We received $750,000 in connection with this transaction, $500,000 of which had been previously advanced. That previous advance was restricted for use in connection with the redemption of our preferred stock, and was required to be returned if not so used, and this part of the transaction also resulted in modifying the terms of a previous sale of common shares and warrants for that portion of the consideration previously advanced. The warrants sold in this transaction are exercisable at any time until July 31, 2007 at a price of $0.448 per share (representing 80% of the average closing price of Common Shares for the 5 trading days before the closing date of July 31, 2002). Registration rights for the common shares sold and issuable upon exercise of the warrant were also granted.

Also on July 31, 2002, we entered into and consummated a Redemption Agreement with York, LLC to redeem all of our outstanding Series A and Series B 8% Cumulative Convertible Redeemable Preferred Stock. Prior to this redemption York, LLC held 100% of our outstanding Series A and Series B Cumulative Convertible Redeemable Preferred Stock. We paid $3,784,071.97 to York, LLC in connection with this redemption ($500,000 of which had previously been advanced). As a result, we have no preferred stock outstanding. As part of this transaction we agreed to re-price certain existing warrants held by York, LLC to purchase 199,851 common shares. Before re-pricing, these warrants had exercise prices varying between $5.00 per share to $2.5125 per share and expire in February, September and November of 2005. After the re-pricing such warrants may be exercised for $1.00 per share. No change was made in the expiration date of these warrants.

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

I TEM 13.	EXHIBITS AND REPORTS ON FORM 8-K

(a)  Listing of Exhibits

The following exhibits are included as part of this Form 10-KSB, except those exhibits marked as having previously been filed with the Securities and Exchange Commission and which are incorporated by reference to another registration statement, report or document. References to the “Company” in this Exhibit List mean Mobile PET Systems, Inc., a Delaware corporation.

Exhibit No.	Description	Reference

3.1	Certificate of Incorporation, as amended	(2)

3.2	Amended and Restated Bylaws	(1)

3.3	Certificate of Designation of Series A Convertible Preferred Stock	(3)

3.4	Certificate of Designation of Series B Convertible Preferred Stock	(8)

10.1	Equipment Lease No. 4125 with Finova Capital Corporation; Addendum I to Equipment Lease No. 4125; Addendum Nos. One and Two to Lease Schedule No. 4125.01	(1)

10.2	Security Agreement with Finova Capital Corporation	(1)

10.3	Common Stock Purchase Warrant with Finova Capital Corporation	(1)

10.4	Continuing Personal Guaranty between Paul J. Crowe and Finova Capital Corporation	(1)

10.5	Collateral Assignment of Agreements by the Company to Finova Capital Corporation	(1)

10.6	Subordination Agreement with Finova Capital Corporation	(1)

10.8	Form of Positron Emission Tomography Mobile Services Agreement	(1)

10.9	Promissory Note with The London Radiosurgical Centre, Ltd.	(1)

10.10	Letter Agreement with The London Radiosurgical Centre, Ltd.	(1)

10.11	Employment Agreement with Mr. Crowe	(1)

10.12	Employment Agreement with Mr. Corlett, as amended	(1)

10.14	Consulting Agreement with Northwest Capital Partners, LLC	(1)

10.15	Consulting Agreement with Michael Baybak and Company, Inc.	(1)

10.16	Consultancy Agreement with Dr. Piers Nicholas Plowman	(1)

10.17	1999 Stock Option Plan	(10)

10.18	Securities Purchase Agreement with York LLC	(4)

10.19	Sale/Leaseback Agreements with Finova Capital Corporation—Lease Schedule No. 4125.01	(5)

10.20	Sale/Leaseback Agreements with Finova Capital Corporation—Lease Schedule No. 4125.02; Addendum No. One to Lease Schedule No. 4125.02; Bill of Sale for one Calumet Coach	(4)

10.21	Sale/Leaseback Agreements with Finova Capital Corporation—Lease Schedule No. 4125.02A; Lease Schedule No. 4125.02B; Addendum No. One to Lease Schedule No. 4125.02B	(5)

10.22	Sale/Leaseback Agreements with Finova Capital Corporation—Amendment No. One to Lease Schedule No. 4125; Lease Schedule No. 4125.03A; Amendment No. One to Lease Schedule No. 4125.03A; Lease Schedule No. 4125.03B; Amendment No. One to Lease Schedule No. 4125.03B	(6)

10.23	Sale/Leaseback Agreements with Finova Capital Corporation—Addendum No. One to Lease Schedule No. 4125.03B	(7)

10.24	Master Hire Purchase Agreement between IGE Medical Services Limited and the Company	(5)

10.26	Sales Office Sublease between Twenty-Five-Forty, LLC and the Company	(8)

Exhibit No.	Description	Reference

10.27	Agreements between GE Healthcare Financial Services and the Company—Master Masterline (coach); Master Leaseline (scanner)	(8)

10.28	Positron Emission Tomography Mobile Services Agreement between the Company and Salem Hospital; First and Second Amendments	(8)

10.29	PET Imaging Services Agreement with Redwood Regional Medical Group; Amendment	(8)

10.30	Purchase Agreement between York LLC and the Company dated September 21, 2000	(8)

10.31	Common Stock Purchase Warrant between York LLC and the Company dated September 21, 2000	(8)

10.32	Form of Corporate and Personal Guaranty of NeuroTechnologies International, Inc. and Paul Crowe, respectively, for the debt of London Radiosurgical Centres, Ltd. to the Company dated July 1, 2000	(8)

10.33	Strategic Partnership Agreement dated December 19, 2000 between 43 GE Medical Systems, a division of General Electric Company, and Mobile PET Systems, Inc.	(9)

10.34	Consulting Agreement effective as of September 21, 2001, between Mobile PET Systems, Inc. and American Financial Communications, Inc.	(11)

10.35	Share Purchase Agreement dated 12 July 2002 by and between Mobile PET Systems, Inc, Integrated Healthcare Management S.A. and Paul Crowe for the sale of The London P.E.T. Centre Limited and Mobile P.E.T. Leasing Limited	(12)

10.36	Securities Purchase Agreement, dated July 12, 2002 by and between Mobile PET Systems, Inc., Ivan Bradbury and Integrated Healthcare Management S.A.	(12)

10.37	Warrant Agreement dated July 31, 2002, to Dragon Nominees Limited to purchase 3,000,000 shares of common stock at $0.448 per share	(12)

10.38	Registration Rights Agreement dated July 31, 2002, by and between Mobile PET Systems, Inc. and Dragon Nominees Limited	(12)

10.39	Stock Purchase Agreement, dated July 15, 2002, by and between Mobile PET Systems, Inc. and Bernd Steudle	(12)

10.40	Warrant Agreement to Bank J. Vontobel & Sons, AG to purchase 375,000 shares of common stock at $0.448 per share.	(12)

10.41	Registration Rights Agreement dated July 31, 2002 by and between Mobile PET Systems, Inc. and Bernd Steudle	(12)

10.42	Redemption Agreement dated July 31, 2002 by and between Mobile PET Systems, Inc. and York, LLC	(12)

10.43	Common Stock Purchase Warrant, dated March 22, 2002 by and between Mobile PET Systems, Inc. and Paul Crowe, to purchase 1,366,510 shares of common stock at $0.35 per share	(13)

10.44	Employment Agreement dated July 1, 2002 by and between Mobile PET Systems, Inc. and Thomas H. Insley	(13)

10.45	Form of Common Stock Purchase Warrant issued by Company prior to June 30, 2002 for compensation or otherwise	(13)

21	Subsidiaries of the Registrant	(13)

(1)	Previously filed as an Exhibit to the Company’s Form 10SB filed with the Securities and Exchange Commission on October 19, 1999.

(2)	Previously filed as an Exhibit to the Company’s Form 10SB, Amendment No. 1, filed with the Securities and Exchange Commission on February 9, 2000.
(3)	Previously filed as an Exhibit to the Company’s Form 10SB, Amendment No. 2, filed with the Securities and Exchange Commission on March 16, 2000.
(4)	Previously filed as an Exhibit to the Company’s Form 10-QSB, Amendment No. 1, for the period ended December 31, 1999, filed with the Securities and Exchange Commission on March 16, 2000.
(5)	Previously filed as an Exhibit to the Company’s Form 10-QSB for the period ended March 31, 2000, filed with the Securities and Exchange Commission on May 22, 2000.
(6)	Previously filed as an Exhibit to the Company’s Form 10-QSB, Amendment No. 3, for the period ended December 31, 1999, filed with the Securities and Exchange Commission on May 31, 2000.
(7)	Previously filed as an Exhibit to the Company’s Form 10-QSB, Amendment No. 1, for the period ended March 31, 2000, filed with the Securities and Exchange Commission on May 31, 2000.
(8)	Previously filed as an Exhibit to the Company’s Form 10-KSB for the fiscal year ended June 30, 2000, filed with the SEC on October 11, 2000.
(9)	Previously filed as an Exhibit to the Company’s Form 10-QSB, for the period ended March 31, 2001, filed with the SEC on May 23, 2001.
(10)
Previously filed as an Exhibit to the Company’s Form 10SB, filed with the Securities and Exchange Commission on October 19, 1999, and subsequently amended by vote of the shareholders, held April 6, 2001, as reported on the Company’s Form 10-QSB for the period ended March 31, 2001, filed with the SEC on May 23, 2001.

(11)	Previously filed as an Exhibit to the Company’s Form 10-KSB for the fiscal year ended June 30, 2001, filed with the SEC on October 15, 2001.
(12)	Previously filed as an Exhibit to the Company’s Form 8-K, filed with the Securities and Exchange Commission on August 6, 2002.
(13)	Previously filed as an Exhibit to the Company’s Form 10-KSB, filed with the Securities and Exchange Commission on September 27, 2002.

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

Date: October 28, 2002

In accordance with Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ PAUL J. CROWE
Name: Paul J. Crowe
Title: President, Chief Executive Officer and Director

Date: October 28, 2002

/s/ AXEL STEUDLE
Name: Axel Steudle
Title: Director

Date: October 28, 2002

/s/ THOMAS H. INSLEY
Name: Thomas H. Insley
Title: Director, Chief Financial Officer and Secretary

Date: October 28, 2002

/s/ ALBERT F. HAUSSENER
Name: Albert F. Haussener
Title: Director

Date: October 28, 2002

/s/ PETER S. CONTI
Name: Peter S. Conti, M.D., Ph.D
Title: Director

Date: October 28, 2002

CERTIFICATIONS

1.    Chief Executive Officer

I, Paul J. Crowe, certify that:

1.	I have reviewed this Amendment No. 1 to the annual report on Form 10-KSB of Mobile PET Systems, Inc.;

2.
Based on my knowledge, this Amendment No. 1 to the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Amendment No. 1 to the annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this Amendment No. 1 to the annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Amendment No. 1 to the annual report.

Dated: October 28, 2002	/s/ PAUL J. CROWE
Paul J. Crowe Chief Executive Officer

2.    Chief Financial Officer

I, Thomas H. Insley, certify that:

1.	I have reviewed this Amendment No. 1 to the annual report on Form 10-KSB of Mobile PET Systems, Inc.;

2.
Based on my knowledge, this Amendment No. 1 to the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Amendment No. 1 to the annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this Amendment No. 1 to the annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Amendment No. 1 to the annual report.

Dated: October 28, 2002	/s/ THOMAS H. INSLEY
Thomas H. Insley Chief Financial Officer