Form 10QSB
period 2002-09-30
MOBILE PET SYSTEMS INC
filed 2002-11-14
CIK 1097181

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002

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
    Yes  ☒    No  ☐

There were 55,027,982 shares outstanding of the issuer’s Common Stock as of November 8, 2002.

Transitional Small Business Disclosure Format (Check one):
    Yes  ☐    No  ☒

MOBILE PET SYSTEMS, INC. AND SUBSIDIARIES

For the quarterly period ended September 30, 2002

MOBILE PET SYSTEMS, INC. AND SUBSIDIARIES

For the quarterly period ended September 30, 2002

PART 1.
FINANCIAL INFORMATION

Consolidated Balance Sheets – Mobile PET Systems, Inc. and Subsidiaries (Unaudited)

	9/30/2002	9/30/2001

Assets
Current assets:
Cash	$489,268	$19,018
Accounts receivable, net of allowance for doubtful accounts of $116,000 at September 30, 2002 and 2001	3,124,232	2,341,267
Prepaid expenses and other receivables	770,149	841,159
Deposits and other assets	358,197	484,511

Total current assets	4,741,846	3,685,955
Property and equipment, net	13,295,036	17,038,255

Other assets:
Accrued interest receivable	10,573	10,573
Due from London Radiosurgical Centre, Ltd	127,123	171,137
Subordinated equity participation	200,000	200,000
Restricted cash	353,804	347,544

Total assets	$18,728,382	$21,453,464

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,215,918	$2,564,956
Current portion of long term debt	26,726	18,576
Accrued and other liabilities	331,464	896,394
Notes payable	296,550	475,000
Obligations under capital lease, current	5,258,022	4,067,837

Total current liabilities	7,128,680	8,022,763

Non-current liabilities:
Obligations under capital lease, net	7,501,401	13,209,270
Long-term debt, net	65,311	76,537
Other liabilities	—	85,050

Total liabilities	14,695,392	21,393,620
Shareholders’ equity
Preferred stock; 10,000,000 shares authorized
Series A preferred stock; 0 and 34.5 shares issued and outstanding at September 30, 2002 and 2001, respectively	—	2,033,318
Series B preferred stock; 0 and 30 shares issued and outstanding at September 30, 2002 and 2001, respectively	—	1,768,103
Common stock; $0.0001 par value; 90,000,000 shares authorized; 55,027,982 and 36,624,338 shares issued and outstanding at September 30, 2002 and 2001, respectively	5,503	3,263
Additional paid in capital	27,429,074	16,012,283
Accumulated deficit	(23,401,587)	(19,424,114)
Foreign currency translation adjustment	—	(333,009)

Total shareholders’ equity	4,032,990	59,844

Total liabilities and shareholders’ equity	$18,728,382	$21,453,464

The accompanying notes are an integral part of these financial statements.

PART 1.
FINANCIAL INFORMATION (continued)

Consolidated Statements of Operations – Mobile PET Systems, Inc. and Subsidiaries – (Unaudited)

	For the Three Months Ended
	9/30/2002	9/30/2001

Service revenues	$4,552,329	$3,398,905
Cost of service revenues	3,059,278	2,042,553

Gross profit	1,493,051	1,356,352

Expenses
Selling and marketing	502,341	541,373
General and administrative	1,482,227	1,285,505

Total expenses	1,984,568	1,826,878

Loss from operations	(491,517)	(470,526)
Other income (expense)
Interest income	1,526	2,601
Other income (expense)	105,476	(584)
Interest expense	(437,459)	(553,794)

Total other income (expense)	(330,457)	(551,777)

Loss before provision for income taxes	(821,974)	(1,022,303)
Provision for income taxes	—	1,600

Loss from continuing operations	(821,974)	(1,023,903)
Income (loss) from operations of discontinued subsidiaries (including a $2,219,300 gain on sale for the three months ended September 30, 2002)	2,224,644	(32,414)

Net income (loss)	1,402,670	(1,056,317)
Preferred stock dividend	23,176	76,654

Net income (loss)—available to common shareholders	$1,379,494	$(1,132,971)

Loss per share from continuing operations—basic	$(0.02)	$(0.03)

Income (loss) per share from operations of discontinued operations—basic	$0.04	$(0.00)

Net income (loss) per share available to common shareholders—basic	$0.03	$(0.04)

Loss per share from continuing operations—diluted	$(0.01)	$(0.03)

Income (loss) per share from operations of discontinued operations—diluted	$0.03	$(0.00)

Net income (loss) per share available to common shareholders—diluted	$0.02	$(0.04)

The accompanying notes are an integral part of these financial statements.

PART 1.
FINANCIAL INFORMATION (continued)

Consolidated Statements of Changes in Shareholders’ Equity – Mobile PET Systems, Inc. and Subsidiaries – (Unaudited)

	Preferred Stock		Common Stock		Additional Paid In Capital	Accumulated Deficit	Foreign Currency Translation Adjustment	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount

Balance—June 30, 2001	64	$3,801,421	25,484,086	$2,549	$14,495,683	$(18,367,797)	$(320,357)	$(388,501)
Common stock issued in private placement, net of offering costs			2,600,000	260	(260)			—
Common stock subscribed, net of offering costs			4,014,285	401	1,404,599			1,405,000
Common stock issued as finders fee			100,000	10	(10)			—
Common stock issued for compensation			100,000	10	42,990			43,000
Noncash credit for stock options issued					(75,604)			(75,604)
Noncash charge for stock warrants issued					19,667			19,667
Common stock issued for services			325,967	33	125,218			125,251
Net loss—July 1, 2001 to September 30, 2001						(1,056,317)		(1,056,317)
Foreign currency translation adjustment							(12,652)	(12,652)

Balance—September 30, 2001, as adjusted	64	3,801,421	32,624,338	3,263	16,012,283	(19,424,114)	(333,009)	59,844
Common stock issued in private placement, net of offering costs			2,728,571	273	1,119,727			1,120,000
Common stock issued through conversion of preferred stock	(2)	(117,874)	221,328	22	117,852			—
Common stock issued as finders fee			61,714	6	(6)			—
Noncash credit for stock options issued					(515,510)			(515,510)
Noncash charge for stock warrants issued					196,690			196,690
Common stock issued for services	—	—	2,600,000	260	874,740			875,000
Net loss—July 1, 2001 to December 31, 2001						(1,286,553)		(1,286,553)
Foreign currency translation adjustment							1,727	1,727

Balance—December 31, 2001, as adjusted	62	3,683,547	38,235,951	3,824	17,805,776	(20,710,667)	(331,282)	451,198
Common stock issued in private placement, net of offering costs			1,928,571	193	749,807			750,000
Stock subscriptions paid					500,000			500,000
Common stock issued through conversion of preferred stock	(10)	(564,414)	1,521,876	152	564,262			—
Common stock issued for services			136,364	14	59,986			60,000
Noncash charge for stock options issued					95,554			95,554
Net loss—January 1, 2002 to March 31, 2002						(1,161,761)		(1,161,761)
Foreign currency translation adjustment							58,503	58,503

Balance—March 31, 2002	53	3,119,133	41,822,762	4,183	19,775,385	(21,872,428)	(272,779)	753,494
Common stock issued in private placement, net of offering costs			2,728,571	273	454,727			455,000
Common stock issued through conversion of preferred stock	(3)	(172,299)	414,934	41	172,258			—
Noncash credit for stock options issued					(295,581)			(295,581)
Noncash charge for stock warrants issued					79,263			79,263
Net loss—April 1, 2002 to June 30, 2002						(1,332,089)		(1,332,089)
Foreign currency translation adjustment							(39,882)	(39,882)

Balance—June 30, 2002	50	2,946,834	44,966,267	4,497	20,186,052	(23,204,517)	(312,661)	(379,796)
Common stock issued in private placement, net of offering costs			9,821,429	982	6,184,424			6,185,406
Preferred stock redemption	(50)	(2,946,834)	(374,000)	(37)	(837,201)			(3,784,072)
Preferred stock dividend—beneficial conversion feature realized					1,599,740	(1,599,740)		—
Common stock issued for services			614,286	61	284,939			285,000
Noncash charge for stock options issued					11,120			11,120
Net income—July 1, 2002 to September 30, 2002						1,402,670		1,402,670
Foreign currency translation adjustment							312,661	312,661

Balance—September 30, 2002	—	$—	55,027,982	$5,503	$27,429,074	$(23,401,587)	$—	$4,032,990

The accompanying notes are an integral part of these financial statements.

PART 1.
FINANCIAL INFORMATION (continued)

Consolidated Statements of Cash Flows – Mobile PET Systems, Inc. and Subsidiaries – (Unaudited)

	For the Three Months Ended
	9/30/2002	9/30/2001

Cash flows from operating activities
Net income (loss)	$1,402,670	$(1,056,317)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation	696,689	774,267
Common stock issued for compensation	—	43,000
Common stock issued for services	60,000	125,251
Noncash stock option and warrant (credit) charge	11,120	(55,937)
Gain on sale of discontinued subsidiaries	(2,219,300)	—
(Increase) decrease in operating assets
Accounts receivable	120,728	(284,515)
Prepaid expenses and other receivables	32,032	1,320
Deposits and other assets	173,847	(2,550)
Due from London Radiosurgical Centre, Ltd	2,194	67,429
Restricted cash	(1,314)	(2,674)
Cash of discontinued subsidiaries	(37,574)	—
Increase (decrease) in operating liabilities
Accounts payable	(2,701,698)	61,447
Accrued and other liabilities	(884,354)	(223,402)

Net cash used in operating activities	(3,344,960)	(552,681)

Cash flows from investing activities
Capital expenditures	(88,831)	(24,130)
Proceeds from sale of discontinued subsidiaries	1,884,917	—

Net cash provided by (used in) investing activities	1,796,086	(24,130)

Cash flows from financing activities
Payments on loans	(220,487)	(4,313)
Payments on obligations under capital leases	(1,049,509)	(775,886)
Common stock issued	6,185,406	1,405,000
Preferred stock redeemed	(3,284,072)	—

Net cash provided by financing activities	1,631,338	624,801

Effect of exchange rate changes in cash	312,661	(92,052)

Net increase (decrease) in cash	395,125	(44,062)
Cash—beginning of period	94,143	63,080

Cash—end of period	$489,268	$19,018

Supplemental disclosures
Interest paid	$437,459	$588,939
Income taxes paid	$—	$—
Noncash investing and financing activities
Preferred stock dividend—warrants re-priced in redemption	$23,176	$—
Common stock issued under consulting contract	$225,000	$—

The accompanying notes are an integral part of these financial statements.

PART 1.
FINANCIAL INFORMATION (continued)

Notes to Consolidated Financial Statements – Mobile PET Systems, Inc. and Subsidiaries

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

Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Article S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the Form 10-KSB for the fiscal year ended June 30, 2002.

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

Revenue Recognition

Service revenues from health care organizations are recognized when services are rendered.

Service revenues from third party payors are reported at net realizable amounts. Revenue under third party payor agreements is subject to adjustment. Provisions for estimated third party payor settlements are provided in the period the related services are rendered. Differences between estimated amounts and accrued and interim and final settlements are reported in operations in the year of settlement.

Reclassifications

Reclassifications of revenues and expenses from operations of discontinued subsidiaries in addition to certain other reclassifications have been made in the September 30, 2001 financial statements to conform to September 30, 2002 presentation.

Note 3—Discontinued Operations

On July 12, 2002, the Company discontinued operations of The London PET Centre, LTD and Mobile PET Leasing Limited, a stationary PET facility in the United Kingdom. The Company recognized a gain on the disposal of $2,219,300. No income tax effect was recognized due to net operating loss carryforwards.

Sales from the operations of discontinued subsidiaries for the period July 1, 2002 to July 12, 2002 and for three months ended September 30, 2001 were $80,059 and $281,820, respectively and expenses for the period July 1, 2002 to July 12, 2002 and for three months ended September 30, 2001 were $74,715 and $314,234, respectively.

PART 1.
FINANCIAL INFORMATION (continued)

Notes to Consolidated Financial Statements – Mobile PET Systems, Inc. and Subsidiaries

Note 4—Deposits and Other Assets

Deposits and assets consist of the following at September 30, 2002 and 2001:

	2002	2001

Equipment deposits—Mobile PET Units	$132,500	$388,130
Other	225,697	96,381

	$358,197	$484,511

Equipment deposits—Mobile PET Units are refundable upon the Company securing lease financing or may be applied to subsequent equipment orders.

Note 5—Capitalization

Preferred Stock

On January 20, 2000, the Company authorized for issuance ten million (10,000,000) shares of preferred stock having one hundredth of a cent ($0.0001) par value per share. On March 3, 2000 the Company designated and issued sixty (60) shares 8% Cumulative Convertible Redeemable Preferred, Series A Stock (“Series A”) for cash in the amount of $2,700,000, net of acquisition fees. In addition, under this Securities Purchase Agreement the Company issued 120,000 warrants to purchase shares of common stock at an exercise price of $5 per share, which expire in March 2003. On May 30, 2001 the liquidation value was increased to $58,937 when the Company entered into a Settlement Agreement and Conditional Release of a lawsuit surrounding the Securities Purchase Agreement. The sixty (60) shares of Series A Stock provide an intrinsic value of beneficial conversion feature of approximately $1,206,000. The holders converted cumulative preferred dividends in the amount of $66,274 and converted 37 shares of Series A into 3,459,361 shares of common stock.

On March 3, 2000, the Company entered into a Security Purchase Agreement, pursuant to which the Company issued 60 shares of 8% Cumulative Convertible Redeemable Preferred, Series A Stock. In addition, the buyer of the preferred stock agreed to purchase shares of common stock of the Company in tranches, subject to certain limitations, for an aggregate purchase price of up to $10,000,000, at a price equal to eighty five percent (85%) of the average closing bid price five (5) consecutive days immediately prior to the Company providing a tranche notice to the buyer. The Company has received an aggregate $1,075,000, net of offering costs, and issued 2,703,093 shares of common stock under this facility. This facility has not been utilized subsequent to June 30, 2001.

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

On July 31, 2002 the Company entered into a Redemption Agreement to redeem all of the outstanding Series A and Series B stock. The Company redeemed 23 shares of Series A and 27 shares of Series B stock outstanding for $3,784,072. In addition, the Company agreed to re-price certain existing warrants. Accordingly, warrants to purchase 199,581 shares of common stock at a price between $5.00 and $2.5125 per shares and expiring between September and November 2005 were re-priced and may now be exercised at a price of $1.00 per share, resulting in a preferred stock dividend in the amount of $23,176.

Common Stock

The Company has authorized for issuance ninety million (90,000,000) shares of common stock, having one hundredth of a cent ($0.0001) par value per share. On September 30, 2002 and 2001 the Company had 55,027,982 and 32,624,338 shares of common stock issued and outstanding, respectively.

During the three months ended September 30, 2002 the Company issued shares of common stock in cash transactions: 11,250,000 shares issued for cash in the amount of $6,185,406, with 1,428,571 shares cancelled. The Company issued for services 614,286 shares of common stock in non-cash transactions. Also during the three months ended September 30, 2002 the Company cancelled 400,000 shares and issued 26,000 shares as an agreement in connection with the redemption of Preferred Series A and Series B, according to the terms of a May 31, 2001 Settlement Agreement and Conditional Release of a lawsuit.

PART 1.
FINANCIAL INFORMATION (continued)

Notes to Consolidated Financial Statements – Mobile PET Systems, Inc. and Subsidiaries

Note 5—Capitalization (Continued)

Stock Options

The Company’s Board of Directors and shareholders adopted the 1999 Stock Option Plan pursuant to which incentive stock options or nonstatutory stock options to purchase up to 8,000,000 shares of common stock may be granted to employees, directors and consultants. Stock options generally expire on various dates extending to June 14, 2006 and vest over service periods that range from zero to four years.

As of September 30, 2002, the Company has granted options to purchase 4,082,709 shares of common stock as follows:

	Exercise Price	Number of Shares	Vested Shares

Outstanding, June 30, 2000	$1.00—$4.63	5,988,000	2,662,000
Granted	$.45—$3.25	1,282,250	1,504,170
Exercised		(25,000)	(25,000)
Cancelled	$1.00—$5.31	(2,364,000)	(295,000)

Outstanding, June 30, 2001	$.45—$4.63	4,880,750	3,846,170
Granted	$.50—$3.00	2,096,043	1,662,792
Exercised		—	—
Cancelled	$1.00—$4.63	(2,894,084)	(2,240,917)

Outstanding, June 30, 2002	$.45—$4.63	4,082,709	3,268,045
Granted		—	94,166
Exercised		—	—
Cancelled	$0.56—$3.25	(220,415)	(153,916)

Outstanding, September 30, 2002	$.45—$4.63	3,862,294	3,208,295

The Company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” under which no compensation cost for stock options is recognized for the stock option awards granted at or above fair market value. However, during the three months ended September 30, 2002 and 2001 the Company recognized noncash charges (credits) of $11,120 and ($75,604), respectively.

Warrants

At September 30, 2002 warrants were outstanding to purchase 14,225,041 shares of common stock at exercise prices between $0.35 to $7.00 per share, including warrants to purchase 966,666 shares of common stock which are subject to vesting through July 1, 2007 and the warrants re-priced in connection with the redemption of preferred stock. These warrants expire between December 31, 2002 and July 31, 2007.

Note 6—Related Party Transactions

Subordinated Equity Participation

During the year ended June 30, 2001, the Company entered into a Memorandum of Agreement and retroactive to June 1, 1999 restructured an 8% interest in a subordinated equity participation in London Radiosurgical Centre Ltd (“LRC”), a foreign corporation with a common shareholder, officer and director. The market value of the subordinated equity participation is not readily determinable, and is recorded at cost in the amount of $200,000, which management believes approximates fair value. The original

PART 1.
FINANCIAL INFORMATION (continued)

Notes to Consolidated Financial Statements – Mobile PET Systems, Inc. and Subsidiaries

Note 6—Related Party Transactions (Continued)

Subordinated Equity Participation (Continued)

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

The Memorandum of Agreement provides for a distribution to the Company of 8.42% of LRC’s net distributable cash flow, until a total of $210,573 has been distributed and then the distribution of 5.05% of net distributable cash flow, subject to future dilution. The Memorandum of Agreement stopped the accrual of interest at June 1, 1999. At the date of the Memorandum of Agreement, the Company canceled $47,447 of accrued interest from the original investment and at September 30, 2002 and 2001 accrued interest on the investment was $10,573. The related shareholder, officer and director personally guarantee the investment.

Loans

On August 23, 2000, the Company received an eight percent (8%) bridge loan from a director and shareholder in the amount of $200,000, with an original due date of October 11, 2000. The loan’s due date has been extended several times and the Company has agreed to make monthly payments of $10,000 per month beginning on January 8, 2002, until paid in full. At September 30, 2002 and 2001, the loan has a balance of $120,000 and $200,000, respectively.

On October 24 2000, the Company received an eight percent (8%) bridge loan from an officer, director and shareholder in the amount of $100,000, which was due on or before November 30, 2000. The loan was extended to June 1, 2001. In October 2000, an eight percent (8%) promissory note was issued in the amount of $100,000 in exchange for the loan. Principal, plus accrued interest is payable in installments: $20,000, plus accrued interest on October 8, 2001 and $10,000 plus accrued interest on the first day of each successive month. At September 30, 2002 and 2001, the loan has a balance of $0 and $100,000, respectively.

On January 12, 2001, the Company received an eight percent (8%) bridge loan from an officer, director and shareholder in the amount of $25,000, with an original due date of March 12, 2001, and extended to December 1, 2001. At September 30, 2002 and 2001, the loan has a balance of $0 and $25,000, respectively.

On January 17, 2001, the Company received an eight percent (8%) bridge loan from an officer, director and shareholder in the amount of $150,000, with an original due date of March 12, 2001. The note has been extended several times and is now due on September 1, 2002. At September 30, 2002 and 2001, the loan has a balance of $91,500 and $150,000, respectively.

On October 12, 2001, the Company converted $253,050 due to an individual and director of the Company into a promissory note without interest and payable in monthly installments of $14,000 per month beginning on October 15, 2001, until paid in full. At September 30, 2002, the individual is no longer a director and the loan has a balance of $85,050.

On June 6, 2002, the Company received an eight percent (8%) bridge loan from an officer, director and shareholder in the amount of $77,600, due on demand. At September 30, 2002, the loan has a balance of $0 and accrued interest is $371.

Note 7—Long Term Debt

Long term debt at September 30, 2002 and 2001 consists of the following:

	2002	2001

Promissory Note with no interest, due in monthly installments of $500, with first payment beginning on February 1, 2002	$15,500	$—
Promissory Note with interest at a rate of 11% per annum, due in monthly installments of $2,343, with the first payment beginning on January 1, 2002, with a variable 5% to 1% prepayment penalty	76,537	95,113
Less current portion	(26,726)	(18,576)

Long term debt, net of current portion	$65,311	$76,537

PART 1.
FINANCIAL INFORMATION (continued)

Notes to Consolidated Financial Statements – Mobile PET Systems, Inc. and Subsidiaries

Note 7—Long Term Debt (Continued)

The maturities of long term debt for each of the succeeding four years subsequent to September 30, 2002, are as follows:

September 30,

2003	$26,726
2004	29,110
2005	29,299
2006	6,902

$92,037

Note 8—Commitments

Equipment under capital lease is included in property and equipment as follows:

	September 30,
	2002	2001

Equipment	$18,014,272	$19,894,612
Less accumulated amortization	(5,487,333)	(3,415,225)

Net capital lease assets	$12,526,939	$16,479,387

The Company leases office space and certain PET equipment under non-cancelable operating leases. The office lease expires in April 2005 and the equipment leases expire through May 2006.

Rent expense for the three months ended September 30, 2002 and 2001 was $39,583 and $309,192, respectively.

The Company leases certain other PET equipment under capital leases. The equipment leases expire through March 2006. The capital leases are secured by the Company’s assets. The chief executive officer of the Company has personally guaranteed certain leases. Certain leases contain covenants that restrict the use of cash and require the Company to maintain financial ratios. The Company has been advised of its failure to maintain a debt service coverage ratio of not less than 1.25 to 1.00, placing three leases in default. Obligations under capital lease – current include $2,418,259 of lease obligations currently in default.

The following is a schedule by year of the future minimum lease payments at September 30, 2002:

September 30,	Capital Lease	Operating Leases

2003	$7,383,929	$1,187,688
2004	3,955,421	1,124,982
2005	3,878,500	1,062,276
2006	505,996	620,078

	15,723,846	$3,995,024

Less amount representing interest at 12.07%	(2,964,4213)

Present value of minimum lease payments (including current portion of $5,258,022)	$12,759,423

Note 9—Retirement Plan

On August 1, 2001 the Company established a defined contribution plan covering substantially all of its employees. Participation is limited to all regular employees who meet specific age and service requirements. The Company made no contributions during the three months ended September 30, 2002.

PART 1.
FINANCIAL INFORMATION (continued)

Notes to Consolidated Financial Statements – Mobile PET Systems, Inc. and Subsidiaries

Note 10—Concentrations of Credit Risk

The Company maintains cash with various major financial institutions in excess of the Federal Deposit Insurance Corporation limits. The Company continually monitors its position with the financial institutions and management believes the risk of incurring losses related to this credit risk is remote.

Note 11—Earnings (Loss) Per Share

The computations of basic and diluted earnings per share from continuing operations for the three months ended September 30, 2002 and 2001 were as follows:

	September 30,
	2002	2001

Income (loss) per share—basic
Numerator:
Net income (loss)—available to Common shareholders	$1,379,494	$(1,132,971)
Denominator:
Weighted-average shares	51,535,780	29,379,306

Net income (loss) per share—basic	$0.03	$(0.04)

Income (loss) per share—diluted
Numerator:
Net income (loss)—available to Common shareholders	$1,379,494	$(1,132,971)
Denominator:
Weighted-average shares	68,726,222	29,379,306

Net income (loss) per share—diluted	$0.02	$(0.04)

The weighted average shares listed below were not included in the computation of diluted loss per share because to do so would have been antidilutive for the three months ended September 30, 2001:

Cumulative convertible redeemable preferred stock common stock equivalent	760,285
Employee stock options	5,163,576
Warrants	3,709,070

PART 1.
FINANCIAL INFORMATION (continued)

Notes to Consolidated Financial Statements – Mobile PET Systems, Inc. and Subsidiaries

Note 12—Prior Period Adjustments

The financial statements for the three months ended September 30, 2001 have been restated to correct an error in recording additional accrued expenses and non-cash stock option expense. Certain other reclassifications from selling and marketing to general and administrative expenses, as well as reclassifications to loss from operations from discontinued subsidiaries in connection with the sale of the London PET Centre, have also been made. The effect of the restatements is as follows:

As of and for the three months Ended September 30, 2001	As Previously Reported	As Restated

Consolidated balance sheet
Total assets	$21,453,464	$21,453,464

Total liabilities	$21,303,281	$21,393,620
Total shareholders’ equity	150,183	59,844

Total liabilities and shareholders’ equity	$21,453,464	$21,453,464

Consolidated statements of operations
Revenue	$3,680,725	$3,398,905
Cost of goods sold	(2,094,932)	(2,042,553)
Selling and marketing	(942,984)	(541,373)
General and administrative	(1,160,492)	(1,285,505)
Other income (expense)	(592,315)	(551,777)
Provision for income taxes	(2,256)	(1,600)
Loss from operations of discontinued subsidiaries		(32,414)
Preferred stock dividend	(76,654)	(76,654)

Net loss—available to common shareholders	$(1,188,908)	$(1,132,971)

Loss per share from continuing operations—basic		$(0.03)
Loss per share from operations of discontinued operations—basic
Loss per share available to common shareholders—basic	$(0.04)	$(0.04)
Loss per share from continuing operations—diluted		$(0.03)
Loss per share from operations of discontinued operations—diluted
Loss per share available to common shareholders—diluted	$(0.04)	$(0.04)

PART I.    Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Overview

Mobile PET Systems, Inc. is a medical service provider of Positron Emission Tomography (PET) imaging services. PET is a molecular imaging procedure used to diagnose and stage cancer, heart disease and neurological deficits. Our medical service business enables hospitals and other healthcare professionals the ability to access this advanced diagnostic imaging patient service.

We provide, under a service agreement, hospitals and physicians access to our state-of-the-art PET imaging systems, which are integrated on mobile coaches or in a stationary facility. We can provide licensed technical personnel who operate the equipment and perform the technical PET imaging procedure, daily operations and logistical support, marketing, education and billing and collections, and third-party contracting services. Patient imaging procedures are typically implemented under the direction of a licensed staff physician who is provided by the medical institution.

As of September 30, 2002 we were providing our services to over 75 accounts, which consisted of hospitals and health care providers in the United States. We believe there are and will be significant opportunities to develop and operate additional mobile and stationary PET facilities.

We owned and operated the only private sector stationary PET facility in the United Kingdom (London PET Centre). We sold this facility in July 2002. The results of operations of the London PET Centre for the three month periods ended September 30, 2001 and September 30, 2002 have been reclassified as income (loss) from operations of discontinued subsidiaries. We have also restated the financial statements for the three month period ended September 30, 2001 to correct an error in recording additional accrued expenses, certain non-cash stock option expense and to reclassify for consistency certain amounts from selling and marketing expense to general and administrative expense.

Results of Operations

For the three months ended September 30, 2002, we had sixteen mobile units accepted and placed into service, generating revenues for the three months ended September 30, 2002 of $4,552,329, compared to the three months ended September 30, 2001, in which we had fifteen mobile units accepted and placed into service, generating revenues of $3,398,905. Our costs of service for the three months ended September 30, 2002 were $3,059,278 compared to $2,042,553 for the three months ended September 30, 2001. These results exclude the operations of the London PET Centre. This substantial difference in revenues is largely attributable to better utilization of each existing unit. As a result of these activities, accounts receivables increased to $3,124,232 net of allowances for doubtful accounts, as of September 30, 2002, as compared to accounts receivables of $2,341,267, net of allowances for doubtful accounts, as of September 30, 2001. The costs of service revenues represent salaries paid to technologists and drivers, system maintenance, transportation and insurance on our mobile PET systems. Gross profit decreased from 39.9% for the three months ended September 30, 2001 to 32.8% for the three months ended September 30, 2002 primarily because of increased equipment rental, maintenance, repair and service contract costs.

We continue our efforts to develop and expand our service business by increasing utilization of our existing units, and developing and operating additional mobile and stationary PET systems. We anticipate we may continue to incur additional losses as we pursue our development efforts. We believe cash flow will be sufficient to cover our cost of services on a monthly basis if we continue our unit growth and achieve targeted unit revenues. The majority of our costs are fixed, so increased revenues as a result of increased utilization may increase our income, while lower utilization may result in lower income.

Our future revenues will principally be a function of the number of operating units in service, the volume of patient procedures and the fees earned per procedure. We generate substantially all our revenues from our service agreements with hospitals and other health care providers. We have a satisfactory record of account collections, however there can be no assurance that this trend will continue and, accordingly, we have established an allowance for uncollectable accounts receivable. Lower reimbursement by public and private insurers may also impact the revenues we can generate from our operations. There can be no assurance that we will be able to maintain or increase the number of patient procedures.

Since our inception we have incurred significant losses. Through September 30, 2002, we have an accumulated deficit of $23,401,587, which we have financed primarily through equity sales. For the three months ended September 30, 2002, we experienced a consolidated net loss from operations of $491,517, compared to a consolidated net loss from operations of $470,526 for the three months ended September 30, 2001. We recognized a gain on the sale of the London PET Centre, Ltd. of $2,219,300, therefore showing net income available to common shareholders, after accrued preferred stock dividend, of $1,379,494 for the three months ended September 30, 2002, compared to the net loss of $1,132,971 for the three months ended September 30, 2001.

We have implemented cost reductions by reducing administrative and travel expense and by negotiating higher discounts for new equipment, service and radiotracers. Subject to obtaining additional financing, we are also seeking to deploy additional mobile units or stationary sites, which will reduce per unit operating costs. However, we can give no assurances that our efforts will have the desired effects. As a result, in order to achieve and maintain profitability, we will need to continue to increase revenues and effectively manage our operating overhead. Subsequent to September 30, 2002, we deployed two additional units, bringing our total to eighteen mobile units.

PART I.     ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS (continued)

Selling and marketing expenses for the three months ended September 30, 2002, were $502,341 for the three months, as compared to $541,373 for the three months ended September 30, 2001. General and administrative expenses for the three months ended September 30, 2002 were $1,482,227 (including non-cash charges of $221,120), as compared to $1,285,505 (including non-cash credits of $55,937) for the three months ended September 30, 2001.

Our interest income was $1,526 for the three months ended September 30, 2002, as compared to $2,601 for the three months ended September 30, 2001. Our interest expense was $437,459 for the three months ended September 30, 2002, as compared to the interest expense of $553,794 for the three months ended September 30, 2001. Other income of $105,476 for the three months ended September 30, 2002 consists primarily of income resulting from the settlement of claims under a Preferred Provider Radiopharmaceutical Supply Agreement with P.E.T. NET Pharmaceuticals, Inc.

Liquidity and Capital Resources

At September 30, 2002, our total assets were $18,728,382 compared to $21,453,464 at September 30, 2001. The reduction was mainly caused by the sale of assets from the London PET Centre Ltd. Our current assets at September 30, 2002 totaled $4,741,846 and our current liabilities were $7,128,680, as compared to current assets of $3,685,955 and current liabilities of $8,022,763 at September 30, 2001. Shareholders’ equity increased to $4,032,990 at September 30, 2002, due primarily to the gain on the sale of the London PET Centre of $2,219,300, private placements of $6,185,406, net of offering costs less the redemption of the Series A and B Preferred Stock of $3,784,072 and the loss from continuing operations of $821,974.

Our net cash from investing activities for the three months ended September 30, 2002 was $1,796,086, as compared to ($24,130) for the three months ended September 30, 2001. This difference is primarily a result of the proceeds from the sale of the London Pet Centre and our investment in computers and related equipment for our business.

The net cash from our financing activities for the three months ended September 30, 2002 was $1,631,338, resulting mainly from the issuance of common stock of $6,185,406 less the redemption of the preferred stock of $3,284,072; payments on obligations under capital leases of $1,049,509 and loan repayments of $220,487 during the three months ended September 30, 2002, compared to $624,801 for the three months ended September 30, 2001, where the issuance of common stock was $1,405,000 less the payments on obligations under capital leases of $775,886 and loan repayments of $4,313.

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

We have incurred significant losses since our formation. In the past we have been successful in generating sufficient revenues to fund our continuing operations. In the future we may not be able to generate sufficient revenues from sales to fund continuing operations or sustain profitability.

PART I.     ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS (continued)

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

Equipment and other assets of the Company secure certain of our indebtedness. If the Company defaults and the creditors foreclose, the Company and its operations could be materially and adversely affected.

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

PART I.     ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS (continued)

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

We purchase our PET systems from a limited group of qualified suppliers: CTI of Knoxville Tenn., Siemens Medical Systems, Inc. of Iselin N.J. and GE Medical Systems of Milwaukee, Wisc. While we believe that alternative suppliers could be found for the PET system, there can be no assurance that any supplier could be replaced in a timely manner. Any interruption in the supply and/or delivery of the PET system could materially harm our ability to expand our revenues and, thereby adversely affect our financial condition and results from operations.

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

Upon expiration of our clients’ contracts, we are subject to the risk that clients will cease using our PET systems and purchase or lease their own PET systems, use our competitors’ PET systems or rely on alternate imaging technologies. Approximately seven percent of our client contracts expire in 2002, twenty-two percent in 2003, seventeen percent in 2004, thirty-eight percent in 2005, ten percent in 2006 and six percent in 2007. Moreover, one-third of our client contracts permit the client, upon typically 180 days notice, to terminate the contract “without cause,” and two-thirds of our client contracts permit the client, upon typically 180 days notice, to terminate the contract if the client obtains a fixed site for a PET system. In addition, a portion of our contracts does not have minimum usage requirements.

PART I.     ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS (continued)

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

PART I.     ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS (continued)

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

PART I.     ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS (continued)

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

In addition, we experience seasonality in the sale of our services. For example, first quarter client and patient vacation schedules may affect revenues. Second quarter revenues may be affected by client and patient holiday and vacation schedules and inclement weather, the results of which may be fewer patients scans during the period. Third quarter revenues may be affected by fewer calendar days and inclement weather, the results of which may be fewer patients scans during the period. We may not be able to reduce our expenses, including our debt service obligations, quickly enough to respond to these declines in revenue, which would make our business difficult to operate and would harm our financial results. In addition, we may be unable to adjust our expenditures if revenues in a particular period fail to meet our expectations, which would harm our operating results for that period.

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

PART I.     ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS (continued)

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

ITEM 3.    CONTROLS AND PROCEDURES

Within 90 days prior to the filing date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the date of that evaluation our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. It should be noted that the design of any systems of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

PART II.    OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS

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

ITEM 2.    CHANGES IN SECURITIES

Changes in Securities.

As previously reported, on July 31, 2002, we sold 10,000,000 shares of common stock and warrants to purchase 3,000,000 Common Shares, all for a price of $6,000,000, pursuant to a Securities Purchase Agreement dated July 12, 2002, by and between Mobile PET, Ivan Bradbury and Integrated Healthcare Management, S.A., a Luxembourg company. The warrants are exercisable at any time until July 31, 2007 at a price of $0.448 per share (representing 80% of the average closing price of Common Shares for the five trading days before the closing date of July 31, 2002). Mr. Bradbury, as purchaser under the Securities Purchase Agreement, assigned his rights to Dragon Nominees Limited (“Dragon”), a company organized under the laws of England and Wales. Registration rights for the common shares sold and issuable upon exercise of the warrant were also granted. This issuance was in reliance on Section 4(2) of the Act.

Also as previously reported, on July 31, 2002, we sold 1,250,000 common shares and warrants to purchase 375,000 common shares. We received $750,000 in connection with this transaction, $500,000 of which had been previously advanced. That previous advance was restricted for use in connection with the redemption of our preferred stock, and was required to be returned if not used, and this part of the transaction also resulted in modifying the terms of a previous sale of common shares and warrants for that portion of the consideration previously advanced. The warrants sold in this transaction are exercisable at any time until July 31, 2007 at a price of $0.448 per share (representing 80% of the average closing price of Common Shares for the five trading days before the closing date of July 31, 2002). Registration rights for the common shares sold and issuable upon exercise of the warrant were also granted.

Also as previously reported, on July 31, 2002, we entered into and consummated a Redemption Agreement with York, LLC to redeem all of our outstanding Series A and Series B 8% Cumulative Convertible Redeemable Preferred Stock. We paid $3,784,071.97 to York, LLC in connection with redemption ($500,000 of which had previously been advanced). As a result, we have no preferred stock outstanding. As a part of this transaction we agreed to re-price certain existing warrants held by York, LLC to purchase 199,851 common shares. Before re-pricing, these warrants had exercise prices varying between $5.00 per share to $2.5125 per share and expire in February, September and November of 2005. After the re-pricing such warrants may be exercised for $1.00 per share. No change was made in the expiration date of these warrants. This issuance was in reliance on Section 4(2) of the Act.

Also as previously reported, on July 1, 2002, we entered into an employment agreement with Thomas H. Insley pursuant to which he became our Chief Financial Officer. Pursuant to the terms of that agreement, we granted Mr. Insley a warrant to purchase 1,000,000 common shares at a price of $0.60 per share. This warrant vests at a rate of 16,667 shares per month, commencing August 1, 2002. The warrant is exercisable until July 1, 2008. This issuance was in reliance on Section 4(2) of the Act.

Also as previously reported, on September 9, 2002 we issued 114,286 common shares to Windsor Capital pursuant to the previously reported contractual arrangement with them for financial consulting services. This issuance was in reliance on Section 4(2) of the Act.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

Exhibit 99.1—Certification Pursuant to Section 906 of Sarbanes-Oxley Act 2002 (furnished, not filed).

(b)    Current Reports Filed on Form 8-K

During the three month period ended September 30, 2002, we filed the following current reports on SEC Form 8-K:

1.	A report filed on July 26, 2002, of the sale of the London PET Centre, and an Amendment No. 1 to the same, filed July 31, 2002.

2.
A report filed August 6, 2002, of (i) the sale of 10,000,000 common shares and warrants to purchase 3,000,000 common shares, (ii) the sale of 1,250,000 common shares and warrants to purchase 375,000 common shares, (iii) the redemption of all outstanding preferred stock, and (iv) a press release announcing the same.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOBILE PET SYSTEMS INC., a Delaware corporation

By:	/S/ THOMAS H. INSLEY
Thomas H. Insley, Chief Financial Officer and Secretary

Date:  November 13, 2002

CERTIFICATIONS

1.    Chief Executive Officer

I, Paul J. Crowe, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Mobile PET Systems, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/S/ PAUL J. CROWE
Paul J. Crowe Chief Executive Officer

Date: November 13, 2002

2.    Chief Financial Officer

I, Thomas H. Insley, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Mobile PET Systems, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/S/ THOMAS H. INSLEY
Thomas H. Insley, Chief Financial Officer

Date: November 13, 2002