Form 10QSB/A
period 2001-12-31
MOBILE PET SYSTEMS INC
filed 2002-11-27
CIK 1097181

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

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-QSB for the three month period ended December 31, 2001 is being filed to restate the financial statements as of December 31, 2001 and the three and six month periods then ended. This restatement (i) corrects the reported value of certain stock based compensation, (ii) records a noncash credit for options forfeited, and (iii) re-classifies certain expenses between selling and marketing expense, and general and administrative expense. The Company is amending this filing to allow for period-by-period comparisons using consistently applied accounting classifications.

MOBILE PET SYSTEMS, INC. AND SUBSIDIARIES

For the quarterly period ended December 31, 2001

PART 1.   FINANCIAL INFORMATION

MOBILE PET SYSTEMS, INC. AND SUBSIDIARIES (UNAUDITED)

CONSOLIDATED BALANCE SHEETS
December 31, 2001 and 2000

	2001	2000
ASSETS
Current assets:
Cash	$66,913	$2,699
Accounts receivable, net of allowance for doubtful accounts of $129,320 at December 31, 2001 and 2000	2,465,271	808,127
Prepaid expenses and other receivables	973,008	60,417
Deposits and other assets	503,411	819,608

Total current assets	4,008,603	1,690,851
Property and equipment, net	16,364,018	18,548,867
Other assets:
Accrued interest receivable	10,573	10,573
Related party receivables	128,037	315,701
Subordinated equity participation	200,000	200,000
Restricted cash	349,560	337,723

Total assets	$21,060,791	$21,103,715

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,681,663	$1,910,975
Loans payable	621,050	300,000
Current portion of long-term debt	19,091	18,101
Accrued and other liabilities	857,133	255,886
Obligations under capital lease—current	5,649,258	3,352,729

Total current liabilities	9,828,195	5,837,691
Non-current liabilities:
Long-term debt	71,561	90,652
Obligations under capital lease	10,709,837	15,286,726

Total liabilities	20,609,593	21,215,069

Shareholders’ equity (deficit)
Preferred stock; 10,000,000 shares authorized
Preferred stock; series A; 32 and 42 shares issued and outstanding at December 31, 2001 and 2000, respectively	1,915,437	2,125,000
Preferred stock, series B; 30 shares issued and outstanding at December 31, 2001 and 2000	1,768,110	1,500,000
Common stock; $0.0001 par value; 90,000,000 shares authorized; 38,235,951 and 15,737,172 shares issued and outstanding at December 31, 2001 and 2000, respectively	3,824	1,574
Additional paid in capital	17,805,776	10,139,245
Accumulated deficit	(20,710,667)	(13,938,446)
Foreign currency translation adjustment	(331,282)	61,273

Total shareholders’ equity (deficit)	451,198	(111,354)

Total liabilities and shareholders’ equity (deficit)	$21,060,791	$21,103,715

The accompanying notes are an integral part of these financial statements.

PART 1.    FINANCIAL INFORMATION (continued)

MOBILE PET SYSTEMS, INC. AND SUBSIDIARIES (UNAUDITED)

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended December 31, 2001 and 2000

	Three Months Ended December 31,		Six Months Ended December 31,
	2001	2000	2001	2000
Service revenues	$4,147,776	$1,118,687	$7,828,501	$1,959,668
Cost of service revenues	2,521,033	1,156,349	4,619,541	1,745,256

Gross profit (loss)	1,626,743	(37,662)	3,208,960	214,412

Expenses
Selling and marketing	229,545	828,107	770,918	1,762,620
General and administrative	2,162,829	1,650,305	3,665,419	2,982,183

Total expenses	2,392,374	2,478,412	4,436,337	4,744,803

Loss from operations	(765,631)	(2,516,074)	(1,227,377)	(4,530,391)

Other income (expense)
Interest income	2,525	11,712	5,126	24,989
Other income (expense)	(11,614)	888	(12,198)	(6,364)
Interest expense	(511,833)	(689,900)	(1,106,821)	(944,635)

Total other income (expense)	(520,922)	(677,300)	(1,113,893)	(926,010)

Loss before provision for income taxes	(1,286,553)	(3,193,374)	(2,341,270)	(5,456,401)
Provision for income taxes	—	—	1,600	—

Net loss	(1,286,553)	(3,193,374)	(2,342,870)	(5,456,401)
Preferred stock dividend	76,033	375,094	152,687	651,481

Net loss—available to common shareholders	$(1,362,586)	$(3,568,468)	$(2,495,557)	$(6,107,882)

Net loss—available to common shareholders—basic	$(0.04)	$(0.25)	$(0.08)	$(0.43)

Net loss—available to common shareholders—diluted	$(0.04)	$(0.25)	$(0.08)	$(0.43)

The accompanying notes are an integral part of these financial statements.

PART 1.    FINANCIAL INFORMATION (continued)

MOBILE PET SYSTEMS, INC. AND SUBSIDIARIES (UNAUDITED)

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Three and Six Months Ended December 31, 2001 and 2000—(Unaudited)

	Preferred Stock		Common Stock		Additional Paid In Capital	Accumulated Deficit	Foreign Currency Translation Adjustment	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance—June 30, 2000	60	$3,000,000	14,944,658	$1,495	$8,580,888	$(8,415,771)	$(42,938)	$3,123,674
Preferred stock issued in private placement, net of offering costs	20	1,000,000			(115,000)			885,000
Stock subscribed, net of offering costs					547,500			547,500
Noncash charge for stock options issued					92,331			92,331
Net loss—July 1, 2000 to September 30, 2000						(2,263,027)		(2,263,027)
Foreign currency translation adjustment							73,143	73,143

Balance—September 30, 2000	80	4,000,000	14,944,658	1,495	9,105,719	(10,678,798)	30,205	2,458,621
Preferred stock issued in private placement, net of offering costs	10	500,000			(500,000)			—
Common stock issued through conversion of preferred stock	(18)	(875,000)	692,158	68	874,932			—
Common stock issued through conversion of preferred stock dividend			75,356	8	66,266	(66,274)		—
Common stock issued from subscriptions paid, net of offering costs			25,000	3	(3)			—
Noncash charge for stock options issued					92,331			92,331
Common stock subscribed, net of offering costs					500,000			500,000
Net loss—October 1, 2000 to December 31, 2000						(3,193,374)		(3,193,374)
Foreign currency translation adjustment							31,068	31,068

Balance—December 31, 2000	72	3,625,000	15,737,172	1,574	10,139,245	(13,938,446)	61,273	(111,354)
Recapitalization of preferred stock		621,456			(347,500)	(273,956)		—
Common stock issued in private placement, net of offering costs			3,738,162	375	1,320,775			1,321,150
Common stock issued through conversion of preferred stock	(8)	(445,035)	996,421	99	444,936			—
Common stock issued through conversion of debt			1,875,000	188	749,812			750,000
Common stock issued through settlement agreement			2,733,981	273	749,727			750,000
Common stock subscribed, net of offering costs					1,000,000			1,000,000
Common stock issued for services			403,350	40	201,635			201,675
Noncash charge for stock options issued					229,253			229,253
Convertible debt intrinsic beneficial conversion feature					7,800			7,800
Net loss—January 1, 2001 to June 30, 2001						(4,155,395)		(4,155,395)
Foreign currency translation adjustment							(381,630)	(381,630)

Balance—June 30, 2001	64	3,801,421	25,484,086	2,549	14,495,683	(18,367,797)	(320,357)	(388,501)
Common stock issued from subscriptions paid, net of offering costs			2,600,000	260	(260)			—
Common stock issued in private placement, net of offering costs			4,014,285	401	1,404,599			1,405,000
Common stock issued as finders fee			100,000	10	(10)			—
Common stock issued for compensation			100,000	10	42,990			43,000
Common stock issued for services			325,967	33	125,218			125,251
Noncash credit for stock options issued					(75,604)			(75,604)
Noncash charge for stock warrants issued					19,667			19,667
Net loss—July 1, 2001 to September 30, 2001						(1,056,317)		(1,056,317)
Foreign currency translation adjustment							(12,652)	(12,652)

Balance—September 30, 2001	64	3,801,421	32,624,338	3,263	16,012,283	(19,424,114)	(333,009)	59,844
Common stock issued in private placement, net of offering costs			2,728,571	273	1,119,727			1,120,000
Common stock issued through conversion of preferred stock	(2)	(117,874)	221,328	22	117,852			—
Common stock issued as finders fee			61,714	6	(6)			—
Common stock issued for services			2,600,000	260	874,740			875,000
Noncash credit for stock options issued					(515,510)			(515,510)
Noncash charge for stock warrants issued					196,690			196,690
Net loss—October 1, 2001 to December 31, 2001						(1,286,553)		(1,286,553)
Foreign currency translation adjustment							1,727	1,727

Balance—December 31, 2001	62	$3,683,547	38,235,951	$3,824	$17,805,776	$(20,710,667)	$(331,282)	$451,198

The accompanying notes are an integral part of these financial statements.

PART 1.     FINANCIAL INFORMATION (continued)

MOBILE PET SYSTEMS, INC. AND SUBSIDIARIES (UNAUDITED)

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three and Six Months Ended December 31, 2001 and 2000

	Three Months Ended December 31,		Six Months Ended December 31,
	2001	2000	2001	2000
Cash flows from operating activities
Net loss	$(1,286,553)	$(3,193,374)	$(2,342,870)	$(5,456,401)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	740,086	562,424	1,514,353	841,522
Interest	—	47,508	—	47,508
Noncash stock option and warrant (credit) charge	(318,820)	92,331	(374,757)	184,662
Common stock issued for compensation	—	—	43,000	—
Common stock issued for services	875,000	—	1,000,251	—
(Increase) decrease in operating assets:
Accounts receivable	(124,004)	(240,592)	(408,519)	(335,394)
Due from London Radiosurgical Centre, Ltd.	43,100	106,082	110,529	119,399
Prepaid expenses and other receivables	(131,849)	103,291	(130,529)	474,384
Deposits and other assets	(18,900)	525,070	(21,450)	497,356
Restricted cash	(2,016)	(4,147)	(4,690)	(8,243)
Increase (decrease) in operating liabilities:
Accounts payable	116,707	1,163,944	178,154	1,606,913
Accrued and other liabilities	110,739	(243,042)	(112,663)	(236,565)

Net cash provided by (used in) operating activities	3,490	(1,080,505)	(549,191)	(2,264,859)

Cash flows from investing activities
Capital expenditures	(108,480)	(62,390)	(132,610)	(162,966)

Net cash used in investing activities	(108,480)	(62,390)	(132,610)	(162,966)

Cash flows from financing activities
Cash Overdraft	—	24,934	—	24,934
Proceeds from loan	—	208,753	—	408,753
Repayment of loan	(93,461)	—	(97,774)	—
Payments on obligations under capital lease	(918,012)	(344,689)	(1,693,898)	(560,907)
Preferred stock issued	—	500,000	—	1,385,000
Common Stock Issued	1,120,000	547,500	2,525,000	547,500

Net cash provided by financing activities	108,527	936,498	733,328	1,805,280

Effect of exchange rate changes on cash	44,358	31,068	(47,694)	104,211

Net increase (decrease) in cash	47,895	(175,329)	3,833	(518,334)
Cash—beginning of period	19,018	178,028	63,080	521,033

Cash—end of period	$66,913	$2,699	$66,913	$2,699

Supplemental Disclosures
Interest paid	$505,784	$190,709	$1,108,735	$104,640
Income taxes paid	$11,758	$—	$14,014	$1,600

Non Cash Investing Activities
Equipment under capital lease	$—	$11,737,082	$—	$1,433,863

Non Cash Financing Activities
Preferred stock dividend—beneficial conversion feature	$—	$138,193	$—	$—
Cumulative preferred dividend	$—	$236,901	$—	$—
Obligations under capital lease	$—	$11,737,082	$—	$1,433,863

The accompanying notes are an integral part of these financial statements.

PART 1.    FINANCIAL INFORMATION (continued)

MOBILE PET SYSTEMS, INC. AND SUBSIDIARIES

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

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial

PART 1.    FINANCIAL INFORMATION (continued)

MOBILE PET SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS—(Continued)

Note 2—Summary of Significant Accounting Policies (Continued)

statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

On December 10, 1999, the Company incorporated a wholly owned subsidiary, The London PET Centre Limited, a United Kingdom private limited company. On December 17, 1999 the Company incorporated two

PART 1.    FINANCIAL INFORMATION (continued)

MOBILE PET SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS—(Continued)

Note 3—Acquisitions (Continued)

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

Note 4—Prepaid Expenses

Prepaid expenses consist of the following at December 31, 2001 and 2000:

	2001	2000
Investor relations	$227,783	$—
Prepaid equipment rent	547,990	—
Other	197,235	60,417

	$973,008	$60,417

Note 5—Property and Equipment

Property and equipment at December 31, 2001 and 2000 consist of the following:

	December 31,
	2001	2000
Leasehold improvements	$7,071	$30,389
Computer equipment	608,624	483,590
Office furniture and fixtures	185,007	30,623
Office equipment	44,366	9,443
Equipment under capital lease	19,862,939	19,307,882

	20,708,007	19,861,927
Less accumulated depreciation	(4,343,989)	(1,313,060)

	$16,364,018	$18,548,867

Depreciation expense for the six months ended December 31, 2001 and 2000 was $1,514,353 and $841,522, respectively.

Note 6—Deposits and Other Assets

Deposits and other assets consist of the following at December 31, 2001 and 2000:

	2001	2000
Equipment deposits—Mobile PET Units	$388,130	$719,838
Equipment rental deposits—other	—	49,000
Lease deposits	115,281	—
Other	—	50,770

	$503,411	$819,608

PART 1.    FINANCIAL INFORMATION (continued)

MOBILE PET SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS—(Continued)

Note 6—Deposits and Other Assets (Continued)

Equipment deposits—Mobile PET Units are refundable upon the Company securing lease financing or may be applied to subsequent equipment orders.

Note 7—Capitalization

Preferred Stock

On January 20, 2000, the Company authorized for issuance ten million (10,000,000) shares of preferred stock having one hundredth of a cent ($0.0001) par value per share. On March 3, 2000 the Company designated and issued sixty (60) shares 8% Cumulative Convertible Redeemable Preferred, Series A Stock (“Series A”) for cash in the amount of $2,700,000, net of acquisition fees. In addition, under this Securities Purchase Agreement the Company issued 120,000 warrants to purchase shares of common stock at an exercise price of $5 per share, which expire in March 2003. The shares of Series A Stock have no voting rights, have an original liquidation value of $50,000 per share, and accrue dividends at a rate of eight percent (8%) per annum per share on the liquidation value payable upon conversion. On May 30, 2001 the liquidation value was increased to $58,937 when the Company entered into a Settlement Agreement and Conditional Release of a lawsuit surrounding the Securities Purchase Agreement. The total liquidation value of the shares outstanding at December 31, 2001 and 2000 in the amount of $1,915,437 and $2,125,000, respectively is classified on the Company’s balance sheet as preferred stock. Cumulative preferred dividends are payable upon conversion and at December 31, 2001 there are cumulative preferred dividends in arrears in the amount of $70,362 or $2,234 per share. In the event of any liquidation, dissolution or winding up of the affairs of the Company, holders of the Series A Stock shall be paid the liquidation value plus all accrued dividends at that date before any payment to other shareholders. At the option of the holders, the Series A Stock and the cumulative preferred dividends in arrears are convertible into shares of common stock determined by dividing $58,937 by the conversion price of the lesser of $5 or 75% of the average of the closing bid price of common stock during the five (5) trading days immediately prior to the conversion date. If the Company fails to convert or is unable to issue shares of common stock, the holder may redeem the Series A Stock for cash in an amount equal to the fair value of the shares of common stock that would have been converted. The sixty (60) shares of Series A Stock provide an intrinsic value of beneficial conversion feature of approximately $1,206,000. During the year ended June 30, 2001, the holders converted twenty-five and one half (25½) shares of Series A into 1,688,579 shares of common stock. During the six months ended December 31, 2001, the holders converted two shares of Series A into 221,328 shares of common stock.

On September 21, 2000, the Company designated and subsequently issued thirty (30) shares 8% Cumulative Convertible Redeemable Preferred, Series B Stock (“Series B”) for cash in the amount of $1,385,000, net of acquisition fees. In addition, under this Securities Purchase Agreement the Company issued 50,000 warrants to purchase shares of common stock at an exercise price of $3 per share and 29,851 warrants to purchase shares of common stock at an exercise price of $2.5125 per share. The warrants expire on September 30, 2005. The shares of Series B Stock have no voting rights, have an original liquidation value of $50,000 per share, and accrue dividends at a rate of eight percent (8%) per annum per share on the liquidation value payable upon conversion. On May 30, 2001 the liquidation value was increased to $58,937 when the Company entered into a Settlement Agreement and Conditional Release of a lawsuit surrounding the Securities Purchase Agreement. The total liquidation value of the shares outstanding at December 31, 2001 and 2000 in the amount of $1,768,110 and $1,500,000, respectively is classified on the Company’s balance sheet as preferred stock. Cumulative preferred dividends are payable upon conversion and at December 31, 2001 there are cumulative preferred dividends in arrears in the amount of $70,685 or $2,356 per share. In the event of any liquidation, dissolution or winding up of

PART 1.    FINANCIAL INFORMATION (continued)

MOBILE PET SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS—(Continued)

Note 7—Capitalization (Continued)

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

During the year ended June 30, 2001 the Company issued shares of common stock in cash transactions: 3,763,162 shares for cash in the amount of $1,868,650; and 2,733,981 shares for cash in the amount of $750,000 according to the terms of a settlement agreement between the Company and holders of the Series A and Series B Stock. Also during the year ended June 30, 2001 the Company issued shares of common stock in non-cash transactions: 1,688,579 shares through the conversion of Series A Stock valued at $1,320,035; 75,356 shares through the conversion of Series A Stock dividends in arrears valued at $66,274; 1,875,000 shares through the conversion of debt valued at $750,000; and 403,350 shares for legal services valued at $201,675. During the six months ended December 31, 2001 the Company issued shares of common stock in cash transactions: 2,600,000 shares from paid subscriptions at June 30, 2001 in the amount of $1,000,000; 4,014,285 shares for cash in the amount of $1,405,000; and 2,728,571 shares for cash in the amount of $1,120,000. Also during the six months ended December 31, 2001 the Company issued shares of common stock in non-cash transactions: 221,328 shares through the conversion of Series A Stock valued at $117,874; 161,714 shares as a finders fee; 100,000 shares as compensation valued at $43,000; and 2,925,967 shares for services valued at $1,971,251.

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

PART 1.    FINANCIAL INFORMATION (continued)

MOBILE PET SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS—(Continued)

Note 7—Capitalization (Continued)

As of December 31, 2001, the Company has granted options to purchase 5,296,126 shares of common stock as follows:

	Exercise Price	Number of Shares	Vested Shares
Outstanding, June 30, 2000	$1.00-$4.63	5,988,000	2,644,500
Granted	$2.00-$3.75	483,750	—
Exercised	$1.90	(25,000)	(25,000)
Cancelled		—	—

Outstanding, September 30, 2000	$1.00-$4.63	6,446,750	2,619,500
Granted	$1.26-$3.42	534,500	585,000
Exercised		—	—
Cancelled	$1.70-$3.75	(330,000)	(120,000)

Outstanding, December 31, 2000	$1.00-$4.63	6,651,250	3,084,500
Granted	$.45-$2.76	264,000	732,502
Exercised		—	—
Cancelled	$1.26-$3.77	(2,034,500)	(393,332)

Outstanding, June 30, 2001	$.45-$4.63	4,880,750	3,423,670
Granted	$.43-$2.00	1,621,876	1,173,707
Exercised		—	—
Cancelled	$.56-$3.13	(550,833)	(355,834)

Outstanding, September 30, 2001	$.43-$3.75	5,951,793	4,241,543
Granted	$.52-$1.00	229,167	336,000
Exercised		—	—
Cancelled	$.56-$3.13	(884,834)	(853,667)

Outstanding, December 31, 2001	$.43-$3.75	5,296,126	3,723,876

The Company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” under which no compensation cost for stock options is recognized for the stock option awards granted at or above fair market value. However, during the six months ended December 31, 2001 and 2000 the Company recognized a noncash (credit) charge using the intrinsic value method of $(591,114) and $184,662, respectively.

Warrants

At December 31, 2001 warrants were outstanding to purchase 7,468,278 common stock at exercise prices between $0.35 to $7.00 per share, and at the average of the last reported sale price of the common stock for the five trading days preceding the issue date. These warrants expire between April 2002 and May 2006.

PART 1.    FINANCIAL INFORMATION (continued)

MOBILE PET SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS—(Continued)

Note 8—Related Party Transactions

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

On October 24, 2000, the Company received an eight percent (8%) bridge loan from an officer, director and shareholder in the amount of $100,000, which was due on or before November 30, 2000. The loan was extended to June 1, 2001. In October 2000, an eight percent (8%) promissory note was issued in the amount of $100,000 in exchange for the loan. Principal, plus accrued interest is payable in installments: $20,000, plus accrued interest on October 8, 2001 and $10,000 plus accrued interest on the first day of each successive month, until paid in full. At December 31, 2001 and 2000, the loan has a balance of $60,000 and $100,000, respectively, plus accrued interest of $7,474 and $1,490, respectively.

PART 1.    FINANCIAL INFORMATION (continued)

MOBILE PET SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS—(Continued)

Note 8—Related Party Transactions (Continued)

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

Note 10—Consulting Agreement

Effective September 21, 2001 the Company entered into a Consulting Agreement for investor relation services. On October 9, 2001 the Company issued 2,500,000 shares of common stock, restricted during the term of the Agreement, valued at $804,000 in payment for the services. In addition, the Company issued options to purchase 200,000 shares of common stock at a price of $1.00 per share. The options expire on September 21, 2002. The cost of the services is recorded in prepaid expenses and is being amortized over the estimated period benefited.

Note 11—Employment Agreements

The Company has “at-will” employment and compensation agreements with key officers and employees of the Company. The agreements vary in terms providing annual salaries and options to purchase shares of common stock, which may or may not be contingent upon individual or Company stock performance.

PART 1.    FINANCIAL INFORMATION (continued)

MOBILE PET SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

PART 1.    FINANCIAL INFORMATION (continued)

MOBILE PET SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS—(Continued)

Note 13—Commitments (Continued)

Rent expense for the six months ended December 31, 2001 and 2000 was $82,482 and $44,084, respectively. The following is a schedule by year of the future minimum lease payments at December 31, 2001:

	Capital Lease	Operating Leases
December 31,
2002	$5,649,258	$125,418
2003	5,649,258	130,119
2004	5,458,324	48,462
2005	3,846,855	—
2006	365,935	—
2007	162,135	—

	21,131,764	$303,999

Less amount representing interest at 12.07%	(4,772,669)

Present value of minimum lease payments (including current portion of $5,649,258)	$16,359,095

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

PART 1.    FINANCIAL INFORMATION (continued)

MOBILE PET SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS—(Continued)

Note 15—Earnings (Loss) Per Share

The computations of basic and diluted earnings per share from continuing operations for the six months ended December 31, 2001 and 2000 were as follows:

	December 31,
	2001	2000
Loss per share—basic:
Numerator:
Net loss—available to Common shareholders	$(2,495,557)	$(6,107,882)
Denominator:
Weighted-average shares	32,823,714	14,319,644

Loss per share—basic	$(.08)	$(.43)

Loss per share—diluted:
Numerator:
Net loss—available to Common shareholders	$(2,495,557)	$(6,107,882)
Denominator:
Weighted-average shares	32,823,714	14,319,644

Loss per share—diluted	$(.08)	$(.43)

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

PART 1.    FINANCIAL INFORMATION (continued)

MOBILE PET SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS—(Continued)

Note 16—Prior Period Adjustment

The financial statements as of December 31, 2001 and for the three and six months then ended have been restated. This restatement (i) corrects the reported value of certain stock based compensation, (ii) records a noncash credit for options forfeited, and (iii) re-classifies certain expenses between selling and marketing expense, and general and administrative expense. The effect of the restatements are as follows:

			December 31, 2001
			As Previously Reported	As Restated
Balance sheet:
Assets			$22,031,791	$21,060,791

Liabilities			20,609,593	20,609,593
Shareholders’ equity			1,422,198	451,198

Liabilities and shareholders’ equity			$22,031,791	$21,060,791

	Three Months Ended December 31, 2001		Six Months Ended December 31, 2001
	As Previously Reported	As Restated	As Previously Reported	As Restated
Statement of operations:
Service revenues	$4,147,776	$4,147,776	$7,828,500	$7,828,501
Cost of services revenues	(2,521,035)	(2,521,033)	(4,615,967)	(4,619,541)
Selling and marketing	(820,632)	(229,545)	(1,763,616)	(770,918)
General and administrative	(1,890,560)	(2,162,829)	(3,051,051)	(3,665,419)
Other income (expense)	(509,164)	(520,922)	(1,101,479)	(1,113,893)
Provision for income taxes	(11,758)	—	(14,014)	(1,600)
Preferred stock dividend	(76,033)	(76,033)	(152,687)	(152,687)

Net loss—available to common shareholders	$(1,681,406)	$(1,362,586)	$(2,870,314)	$(2,495,557)

Net loss—available to common shareholders—basic	$(0.05)	$(0.04)	$(0.09)	$(0.08)

Net loss—available to common shareholders—diluted	$(0.05)	$(0.04)	$(0.09)	$(0.08)

Note 17—Subsequent Events

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

Results of Operations

For the three and six months ended December 31, 2001, we had fifteen mobile units and one fixed site accepted and placed into service, generating revenues for the three and six months ending December 31, 2001 of $4,147,776 and $7,828,501 compared to the three and six months ending December 31, 2000, in which we had revenues of $1,118,687 and $1,959,668, respectively. Our costs of service for the three and six months ending December 31, 2001 were $2,521,033 and $4,619,541 compared to $1,156,349 and $1,745,256 for the three and six months ending December 31, 2000. This substantial difference in revenues and costs is largely attributable to the number of units, which were in service during the applicable periods. As a result of these activities, accounts receivables increased to $2,465,271 net of allowances for doubtful accounts, as of December 31, 2001, as compared to accounts receivables of $808,127, net of allowances for doubtful accounts, as of December 31, 2000. The costs of service revenues represent salaries paid to technologists and drivers, system maintenance, transportation and insurance on our mobile PET systems. We have transitioned from a development stage company and are now seeking to grow. Prior to this transition, our efforts have been principally focused on capitalization, organizational and business development activities.

We continue our efforts to develop and expand our service business by increasing utilization of our existing units, and developing and operating additional mobile and stationary PET systems. We anticipate we may continue to incur additional losses as we pursue our development efforts. If we continue our unit growth and achieve targeted unit revenues, we believe cash flow will be sufficient to cover our cost of services on a monthly basis.

PART I.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS (continued)

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

Since our inception we have incurred significant losses. Through December 31, 2001, we have incurred a net deficit of $20,710,667 which we have financed primarily through equity sales. For the three and six months ended December 31, 2001, we experienced a consolidated loss from operations of $765,631 and $1,227,377 compared to a consolidated loss from operations of $2,516,074 for the three months, and $4,530,391 for the six months ended December 31, 2000. Our net loss available to common shareholders, after preferred stock dividend, was $1,362,586 for the three months and $2,495,557 for the six months ended December 31, 2001, compared to $3,568,468 for the three months and $6,107,882 for the six months ended December 31, 2000. We anticipate that our operating losses during the third quarter of fiscal year 2002 should decrease from current levels as we decrease per unit operating costs by deploying additional mobile units or stationary sites, realize higher utilization of our services and subsequent growth in revenues. We have implemented cost reductions by reducing administrative and travel expense and by negotiating higher discounts for new equipment, service and radiotracers. However, we can give no assurances that our efforts will have the desired effects. As a result, in order to achieve and maintain profitability, we will need to continue to increase revenues and effectively manage our operating overhead.

Selling expenses for the three months and six months ended December 31, 2001 were $229,545 for the three months and $770,918 for the six months ended December 31, 2001, as compared to $828,107 for the three months and $1,762,620 for the six months ended December 31, 2000. The decrease resulted from a substantial reduction in our sales force. General and Administrative expenses for the three months and six months ended December 31, 2001 were $2,162,829 for the three months and $3,665,419 for the six months ended December 31 2001, as compared to $1,650,305 for the three months and $2,982,183 for the six months ended December 31, 2000. The primary reason for the increase was charges related to common stock issued for services. The principal components of our operating costs consist of equipment leasing, equipment service and maintenance, salaries and benefits, legal and accounting fees, insurance and transportation costs. Because the majority of these costs are fixed, increased revenues as a result of increased patient procedures may provide higher profitability, while lower patient procedures may result in lower profitability.

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

Our interest income was $2,525 and $5,126 for the three months and six months ended December 31 2001, respectively as compared to $11,712 and $24,989 for the three and twelve months ended December 31, 2000 respectively. Our interest expense of $511,833 and $1,106,821 for the three and six months ended December 31, 2001, as compared to the interest expense of $689,900 and $944,635 for the three and six months ended December 31, 2000, was principally due to the capitalization of our equipment leases of image scanners, coaches and computer equipment.

PART I.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS (continued)

Liquidity and Capital Resources

At December 31, 2001, our total assets were $21,060,791, compared to $21,103,715 at December 31, 2000. Our current assets at December 31, 2001 totaled $4,008,603 and our current liabilities were $9,828,195, as compared to December 31, 2000, that reflected current assets of $1,690,851 and current liabilities of $5,837,691. Shareholders’ equity at December 31, 2001 increased from ($111,354) to $451,198.

Our foreign currency translation adjustment in shareholders’ equity amounted to $(331,282) at December 31, 2001 compared to $61,273 at December 31, 2000. We have reflected the transaction gains and losses in the cash flow as the effect of exchange rate changes on cash of $44,358 for the three months and $(47,694) for the six months ended December 31, 2001, compared to $31,068 for the three months and $104,211 for the six months ended December 31, 2000.

Our net cash used in investing activities for the three and six months ended December 31, 2001 was $108,480 and $132,610, respectively, as compared to $62,390 and $162,966 in the three and six months ended December 31, 2000 respectively. This difference is primarily a result of our investment in computers and related equipment for our business and personnel growth.

The net cash provided by our financing activities for the three and six months ended December 31, 2001 was $108,527, and $733,328, respectively, resulting mainly from the issuance of common stock of $1,120,000 during the three months and $2,525,000 during the six months ended December 31, 2001, compared to $500,000 of preferred stock and $547,500 of common stock issued for the three months and $1,385,000 of preferred stock and $547,500 of common stock issued for the six months ended December 31, 2000, respectively; less the payments on obligations under capital lease totaling $918,012 for the three months and $1,693,898 for the twelve months ended December 31, 2001, respectively compared to $344,689 for the three months and $560,907 for the twelve months ended December 31, 2000, respectively.

During the three and six months ended December 31, 2001, we have raised $1,120,000 for the three months and $2,525,000 for the six months ended December 31, 2001 of new equity capital through private placements of common stock and warrants to purchase common stock, compared to $1,047,500 for the three months and $1,932,500 for the six months ended December 31, 2000 of new equity capital through private placements of common and preferred stock and warrants to purchase common stock.

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

PART I.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS (continued)

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

PART I.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS (continued)

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

Virtually all of the Company's outstanding stock was issued and sold pursuant to exemptions from registration with the Securities and Exchange Commission and state securities agencies. These shares and shares held by our affiliates are considered "restricted securities" and may be resold pursuant to an effective registration statement or in compliance with SEC Rule 144. Rule 144 generally provides that a person holding restricted securities for one year from the date the securities were purchased from the issuer, or from an affiliate of the issuer, and fully paid, may sell limited quantities of the securities to the public without registration, provided certain public information with respect to the issuer is available. Pursuant to Rule 144, securities held by non-

PART I.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS (continued)

affiliates for more than two years may generally be sold without reference to the current public information or broker transaction requirements, or the volume limitations. A significant number of shares are currently available for resale pursuant to Rule 144 and more shares will become so in the future.

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

PART I.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS (continued)

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

PART I.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS (continued)

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

PART I.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS (continued)

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

PART I.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS (continued)

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

PART I.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS (continued)

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

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

Exhibit 99.1    Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished, not filed).

(b)  Reports on Form 8-K

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOBILE PET SYSTEMS INC.

By:	/s/ THOMAS H. INSLEY
Thomas H. Insley Chief Financial Officer and Secretary

Date:   November 26, 2002

CERTIFICATIONS

1.    Chief Executive Officer

I, Paul J. Crowe, certify that:

1.	I have reviewed this Amendment No. 1 to quarterly report on Form 10-QSB of Mobile PET Systems, Inc.;

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

Dated: November 26, 2002	/s/ PAUL J. CROWE
Paul J. Crowe Chief Executive Officer

2.    Chief Financial Officer

I, Thomas H. Insley, certify that:

1.	I have reviewed this Amendment No. 1 to quarterly report on Form 10-QSB of Mobile PET Systems, Inc.;

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

Dated: November 26, 2002	/s/ THOMAS H. INSLEY
Thomas H. Insley Chief Financial Officer