Form 10QSB/A
period 2002-03-31
MOBILE PET SYSTEMS INC
filed 2002-11-27
CIK 1097181

UNITED STATES
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

Explanatory Note

This Amendment No. 2 to Form 10-QSB for the three month period ended March 31, 2002 is being filed to restate the financial statements as of March 31, 2002 and the three and nine month periods then ended. This restatement (i) corrects the reported value of certain stock compensation, (ii) records a noncash credit for options forfeited, and (iii) re-classifies certain expenses between selling and marketing expense, and general and administrative expense. The Company is amending this filing to allow for period-by-period comparisons using consistently applied accounting classifications.

MOBILE PET SYSTEMS, INC. AND SUBSIDIARIES

For the quarterly period ended March 31, 2002

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements (unaudited)

MOBILE PET SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

March 31, 2002 and 2001
(Unaudited)

	2002	2001
ASSETS
Current assets
Cash	$331,170	$2,091
Accounts receivable, net of allowance for doubtful accounts of $129,320 at March 31, 2002 and 2001	2,853,117	2,225,351
Prepaid expenses and other receivables	779,650	234,766
Deposits and other assets	1,030,611	842,616

Total current assets	4,994,548	3,304,824
Property and equipment, net	15,667,824	18,033,487
Other assets
Accrued interest receivable	10,573	10,573
Due from London Radiosurgical Centre, Ltd	152,924	252,369
Subordinated equity participation	200,000	200,000
Restricted cash	351,065	341,780

Total assets	$21,376,934	$22,143,033

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$3,986,504	$3,191,496
Current portion of note payable	15,284	22,711
Loan payable	509,050	1,225,000
Accrued and other liabilities	2,005,904	467,257
Obligations under capital lease—current	8,523,552	3,693,640

Total current liabilities	15,040,294	8,600,104
Noncurrent liabilities
Obligations under capital lease	5,519,999	14,861,981
Note payable	63,147	86,042

Total liabilities	20,623,440	23,548,127

Shareholders’ equity (deficit)
Preferred stock; $0.001 par value; 10,000,000 shares authorized:
Preferred stock; Series A; 23 and 39 shares issued and outstanding at March 31, 2002 and 2001, respectively	1,351,030	1,975,000
Preferred stock; Series B; 30 and 30 shares issued and outstanding at March 31, 2002 and 2001, respectively	1,768,103	1,500,000
Common stock; $0.0001 par value; 90,000,000 shares authorized; 41,822,762 and 17,716,284 shares issued and outstanding at March 31, 2002 and 2001, respectively	4,182	1,772
Additional paid in capital	19,775,386	11,061,377
Accumulated deficit	(21,872,428)	(15,901,559)
Foreign currency translation adjustment	(272,779)	(41,684)

Total shareholders’ equity (deficit)	753,494	(1,405,094)

Total liabilities and shareholders’ equity (deficit)	$21,376,934	$22,143,033

MOBILE PET SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

For the Three and Nine Months Ended March 31, 2002 and 2001
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2002	2001	2002	2001
Service revenues	$4,599,403	$2,308,196	$12,427,453	$4,267,864
Cost of service revenues	2,885,556	1,452,592	7,504,646	3,197,848

Gross profit	1,713,847	855,604	4,922,807	1,070,016

Expenses
Selling and marketing	363,637	978,017	1,134,555	2,740,637
General and administrative	1,979,766	1,164,367	5,645,185	4,146,550

Total expenses	2,343,403	2,142,384	6,779,740	6,887,187

Loss from operations	(629,556)	(1,286,780)	(1,856,933)	(5,817,171)

Other income (expense)
Interest income	1,639	4,058	6,765	29,047
Other income (expense)	(12,400)	1,702	(24,598)	(4,662)
Interest expense	(521,444)	(676,196)	(1,628,265)	(1,620,831)

Total other income (expense)	(532,205)	(670,436)	(1,646,098)	(1,596,446)

Loss before provision for income taxes	(1,161,761)	(1,957,216)	(3,503,031)	(7,413,617)
Provision for income taxes	—	5,897	1,600	5,897

Net loss	(1,161,761)	(1,963,113)	(3,504,631)	(7,419,514)
Preferred stock dividend	61,618	29,000	214,305	683,481

Net loss—available to common shareholders	$(1,223,379)	$(1,992,113)	$(3,718,936)	$(8,102,995)

Net loss—available to common shareholders—basic	$(0.03)	$(0.12)	$(0.12)	$(0.52)

Net loss—available to common shareholders—diluted	$(0.03)	$(0.12)	$(0.12)	$(0.52)

See accompanying notes.

MOBILE PET SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid In Capital	Accumulated Deficit	Foreign Currency Translation Adjustment	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance—June 30, 2000	60	$3,000,000	14,944,658	$1,495	$8,580,888	$(8,415,771)	$(42,938)	$3,123,674
Preferred stock issued in private placement, net of offering costs	20	1,000,000			(115,000)			885,000
Stock subscribed, net of offering costs					547,500			547,500
Noncash charge for stock options issued					92,331			92,331
Net loss—July 1, 2000 to September 30, 2000						(2,263,027)		(2,263,027)
Foreign currency translation adjustment							73,143	73,143

Balance—September 30, 2000	80	4,000,000	14,944,658	1,495	9,105,719	(10,678,798)	30,205	2,458,621
Preferred stock issued in private placement, net of offering costs	10	500,000			(500,000)			—
Common stock issued through conversion of preferred stock	(18)	(875,000)	692,158	68	874,932			—
Common stock issued through conversion of preferred stock dividend			75,356	8	66,266	(66,274)		—
Common stock issued from subscriptions paid, net of offering costs			25,000	3	(3)			—
Noncash charge for stock options issued					92,331			92,331
Common stock subscribed, net of offering costs					500,000			500,000
Net loss—October 1, 2000 to December 31, 2000						(3,193,374)		(3,193,374)
Foreign currency translation adjustment							31,068	31,068

Balance—December 31, 2000	72	3,625,000	15,737,172	1,574	10,139,245	(13,938,446)	61,273	(111,354)
Common stock issued in private placement, net of offering costs			1,590,584	159	324,841			325,000
Common stock issued through conversion of preferred stock dividend	(3)	(150,000)	388,528	39	149,961			—
Noncash charge for stock options issued					439,530			439,530
Convertible debt intrinsic beneficial conversion feature					7,800			7,800
Net loss—January 1, 2001 to March 31, 2001						(1,963,113)		(1,963,113)
Foreign currency translation adjustment							(102,957)	(102,957)

See accompanying notes.

MOBILE PET SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid In Capital	Accumulated Deficit	Foreign Currency Translation Adjustment	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance—March 31, 2001	69	3,475,000	17,716,284	1,772	11,061,377	(15,901,559)	(41,684)	(1,405,094)
Preferred stock issued in private placement net of offering costs recapitalization of preferred stock		621,456			(347,500)	(273,956)		—
Common stock issued in private placement, net of offering costs			2,147,578	216	995,934			996,150
Common stock issued through conversion of preferred stock	(5)	(295,035)	607,893	60	294,975			—
Common stock issued through conversion of debt			1,875,000	188	749,812			750,000
Common stock issued through settlement agreement			2,733,981	273	749,727			750,000
Common stock subscribed, net of offering costs					1,000,000			1,000,000
Common stock issued for services			403,350	40	201,635			201,675
Noncash credit for stock options issued					(210,277)			(210,277)
Net loss—April 1, 2001 to June 30, 2001						(2,192,282)		(2,192,282)
Foreign currency translation adjustment							(278,673)	(278,673)

Balance—June 30, 2001	64	3,801,421	25,484,086	2,549	14,495,683	(18,367,797)	(320,357)	(388,501)
Common stock issued from subscriptions paid, net of offering costs			2,600,000	260	(260)			—
Common stock issued in private placement, net of offering costs			4,014,285	401	1,404,599			1,405,000
Common stock issued as finders fee			100,000	10	(10)			—
Common stock issued for compensation			100,000	10	42,990			43,000
Noncash credit for stock options issued					(75,604)			(75,604)
Noncash charge for stock warrants issued					19,667			19,667
Common stock issued for services			325,967	33	125,218			125,251
Net loss—July 1, 2001 to September 30, 2001						(1,056,317)		(1,056,317)
Foreign currency translation adjustment							(12,652)	(12,652)

See accompanying notes.

MOBILE PET SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid In Capital	Accumulated Deficit	Foreign Currency Translation Adjustment	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance—September 30, 2001	64	3,801,421	32,624,338	3,263	16,012,283	(19,424,114)	(333,009)	59,844
Common stock issued in private placement, net of offering costs			2,728,571	273	1,119,727			1,120,000
Common stock issued through conversion of preferred stock	(2)	(117,874)	221,328	22	117,852			—
Common stock issued as finders fee			61,714	6	(6)			—
Noncash credit for stock options issued					(515,510)			(515,510)
Noncash charge for stock warrants issued					196,690			196,690
Common stock issued for services			2,600,000	260	874,740			875,000
Net loss—October 1, 2001 to December 31, 2001						(1,286,553)		(1,286,553)
Foreign currency translation adjustment							1,727	1,727

Balance—December 31, 2001	62	3,683,547	38,235,951	3,824	17,805,776	(20,710,667)	(331,282)	451,198
Common stock issued in private placement net of offering costs			1,928,571	193	749,807			750,000
Stock subscriptions paid					500,000			500,000
Common stock issued through conversion of preferred stock	(9)	(564,414)	1,521,876	152	564,262			—
Common stock issued for services			136,364	13	59,987			60,000
Noncash charge for stock options issued					95,554			95,554
Net loss—January 1, 2002 to March 31, 2002						(1,161,761)		(1,161,761)
Foreign currency translation adjustment							58,503	58,503

Balance—March 31, 2002	53	$3,119,133	41,822,762	$4,182	$19,775,386	$(21,872,428)	$(272,779)	$753,494

See accompanying notes.

MOBILE PET SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2002	2001	2002	2001
Cash flows from operating activities
Net loss	$(1,161,761)	$(1,963,113)	$(3,504,631)	$(7,419,514)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation	763,413	741,586	2,277,766	1,583,108
Common stock issued for compensation	—	—	43,000	—
Common stock issued for services	60,000	—	1,060,251	—
Interest	—	7,800	—	55,308
Noncash stock option and warrant (credit) charge	95,554	439,530	(279,203)	624,192
(Increase) decrease in operating assets
Accounts receivable	(387,846)	(1,417,224)	(796,365)	(1,752,618)
Due from London Radiosurgical Center, LTD	(24,887)	63,332	85,642	182,731
Prepaid expenses and other receivables	193,358	(174,349)	62,829	315,159
Deposits and other assets	(527,200)	(23,008)	(548,650)	474,348
Restricted cash	(1,505)	(4,057)	(6,195)	(12,300)
Accrued interest receivable	—	—	—	(15,124)
Increase (decrease) in operating liabilities
Accounts payable	1,304,841	957,891	1,482,995	2,518,556
Accrued and other liabilities	1,082,771	214,455	970,108	(22,110)

Net cash provided by (used in) operating activities	1,396,738	(1,157,157)	847,547	(3,468,264)

Cash flows from investing activities
Capital expenditures	(103,988)	—	(236,598)	(162,966)

Net cash (used in) investing activities	(103,988)	—	(236,598)	(162,966)

Cash flows from financing activities
Cash overdraft	—	9,506	—	34,440
Proceeds from loan	—	925,000	—	1,333,753
Repayments of loans	(58,221)	—	(155,995)	—
Payments on obligations under capital lease	(2,315,544)	—	(4,009,442)	(514,659)
Preferred stock issued	—	—	—	1,385,000
Common stock issued	1,250,000	325,000	3,775,000	872,500

Net cash provided by (used in) financing activities	(1,123,765)	1,259,506	(390,437)	3,111,034

Effect of exchange rate on changes in cash	95,272	(102,957)	47,578	1,254

Net increase (decrease) in cash	264,257	(608)	268,090	(518,942)
Cash—beginning of period	66,913	2,699	63,080	521,033

Cash—end of period	$331,170	$2,091	$331,170	$2,091

Supplemental disclosures
Interest paid	$521,444	$872,104	$1,627,671	$1,299,963
Income taxes paid	$12,400	$5,897	$26,414	$5,897
Noncash investing and financing activities
Equipment under capital lease	$—	$11,897,064	$—	$13,330,927
Obligations under capital lease	$—	$11,897,064	$—	$13,330,927

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

Note 4—Prepaid Expenses and Other Receivables

Prepaid expenses consist of the following at March 31, 2002 and 2001:

	March 31,
	2002	2001
Prepaid equipment rent	$547,990	$88,106
Other	231,660	146,660

	$779,650	$234,766

Note 5—Property and Equipment

Property and equipment at March 31, 2002 and 2001 consist of the following:

	March 31,
	2002	2001
Computer equipment	$698,712	$462,468
Office furniture and fixtures	185,007	43,572
Office equipment	43,284	41,113
Leasehold improvements	7,071	—
Equipment	19,830,221	19,531,880

	20,764,295	20,079,033
Less accumulated depreciation	(5,096,471)	(2,045,546)

	$15,667,824	$18,033,487

Depreciation expense for the three and nine months ended March 31, 2002 was $763,413 and $2,277,766, respectively and for the three and nine months ended March 31, 2001 was $741,586 and $1,583,108, respectively.

Note 6—Deposits and Other Assets

Deposits and other assets consist of the following at March 31, 2002 and 2001:

	March 31,
	2002	2001
Equipment deposits—Mobile PET Units	$388,130	$688,891
Equipment rental deposits—other	49,000	49,000
Lease deposits	5,000	13,955
Preferred stock redemption deposit	500,000	—
Other	88,481	90,770

	$1,030,611	$842,616

Equipment deposits—Mobile PET Units are refundable upon the Company securing lease financing or may be applied to subsequent equipment orders.

MOBILE PET SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7—Capitalization

Preferred Stock

On January 20, 2000, the Company authorized for issuance ten million (10,000,000) shares of preferred stock having one hundredth of a cent ($0.0001) par value per share. On March 3, 2000 the Company designated and issued sixty (60) shares 8% Cumulative Convertible Redeemable Preferred, Series A Stock (“Series A”) for cash in the amount of $2,700,000, net of acquisition fees. In addition, under this Securities Purchase Agreement the Company issued 120,000 warrants to purchase shares of common stock at an exercise price of $5 per share, which expire in March 2003. The shares of Series A Stock have no voting rights, have an original liquidation value of $50,000 per share, and accrue dividends at a rate of eight percent (8%) per annum per share on the liquidation value payable upon conversion. On May 30, 2001 the liquidation value was increased to $58,937 when the Company entered into a Settlement Agreement and Conditional Release of a lawsuit surrounding the Securities Purchase Agreement. The total liquidation value of the shares outstanding at March 31, 2002 and 2001 in the amount of $1,351,030 and $1,975,000, respectively is classified on the Company’s balance sheet as preferred stock. Cumulative preferred dividends are payable upon conversion and at March 31, 2002 there are cumulative preferred dividends in arrears in the amount of $165,137 or $7,180 per share. In the event of any liquidation, dissolution or winding up of the affairs of the Company, holders of the Series A Stock shall be paid the liquidation value plus all accrued dividends at that date before any payment to other shareholders. At the option of the holders, the Series A Stock and the cumulative preferred dividends in arrears are convertible into shares of common stock determined by dividing $58,937 by the conversion price of the lesser of $5 or 75% of the average of the closing bid price of common stock during the five (5) trading days immediately prior to the conversion date. If the Company fails to convert or is unable to issue shares of common stock, the holder may redeem the Series A Stock for cash in an amount equal to the fair value of the shares of common stock that would have been converted. The sixty (60) shares of Series A Stock provide an intrinsic value of beneficial conversion feature of approximately $1,206,000. As of March 31, 2002, the holders converted thirty-seven (37) shares of Series A into 3,431,783 shares of common stock. At March 31, 2002 there are twenty-three (23) shares of Series A issued and outstanding.

On September 21, 2000, the Company designated and subsequently issued thirty (30) shares 8% Cumulative Convertible Redeemable Preferred, Series B Stock (“Series B”) for cash in the amount of $1,385,000, net of acquisition fees. In addition, under this Securities Purchase Agreement the Company issued 50,000 warrants to purchase shares of common stock at an exercise price of $3 per share and 29,851 warrants to purchase shares of common stock at an exercise price of $2.5125 per share. The warrants expire on September 30, 2005. The shares of Series B Stock have no voting rights, have an original liquidation value of $50,000 per share, and accrue dividends at a rate of eight percent (8%) per annum per share on the liquidation value payable upon conversion. On May 30, 2001 the liquidation value was increased to $58,937 when the Company entered into a Settlement Agreement and Conditional Release of a lawsuit surrounding the Securities Purchase Agreement. The total liquidation value of the shares outstanding at March 31, 2002 and 2001 in the amount of $1,768,103 and $1,500,000, respectively is classified on the Company’s balance sheet as preferred stock. Cumulative preferred dividends are payable upon conversion and at March 31, 2002 there are cumulative preferred dividends in arrears in the amount of $112,808 or $3,760 per share. In the event of any liquidation, dissolution or winding up of the affairs of the Company, holders of the Series B Stock shall be paid, pari passu with holders of the Series A Stock, the liquidation value plus all accrued dividends at the date of liquidation, dissolution or winding up of the affairs before any payment to other shareholders. At the option of the holders, the Series B Stock and the cumulative preferred dividends in arrears are convertible into shares of common stock determined by dividing $58,937 by the conversion price of the lesser of $3 or 75% of the average of the closing bid price of common stock during the five (5) trading days immediately prior to the conversion date. If the Company fails to convert or is unable to issue shares of common stock, the holder may redeem the Series B Stock for cash in an

MOBILE PET SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

amount equal to the fair value of the shares of common stock that would have been converted. The thirty (30) shares of Series B Stock issued provide an intrinsic value of beneficial conversion feature of approximately $414,580.

Common Stock

The Company has authorized for issuance ninety million (90,000,000) shares of common stock, having one hundredth of a cent ($0.0001) par value per share. On June 30, 2000 the Company had 14,944,658 shares of common stock issued and outstanding.

During the nine months ended March 31, 2001 the Company issued shares of common stock in cash transactions: 1,615,584 shares for cash in the amount of $872,500. Also during the nine months ended March 31, 2001 the Company issued shares of common stock in non-cash transactions: 1,080,686 shares through the conversion of Series A Stock valued at $1,025,000; and 75,356 shares through the conversion of Series A Stock dividends in arrears valued at $66,274.

During the three months ended June 30, 2001 the Company issued shares of common stock in cash transactions: 2,147,578 shares for cash in the amount of $996,150; and 2,733,981 shares for cash in the amount of $750,000 according to the terms of a settlement agreement between the Company and holders of the Series A and Series B Stock. Also during the three months ended June 30, 2001 the Company issued shares of common stock in non-cash transactions: 607,893 shares through the conversion of Series A Stock valued at $295,035; 1,875,000 shares through the conversion of debt valued at $750,000; and 403,350 shares for legal services valued at $201,675. On June 30, 2001 the Company had 25,484,086 shares of common stock issued and outstanding.

During the nine months ended March 31, 2002 the Company issued shares of common stock in cash transactions: 2,600,000 shares from paid subscriptions at June 30, 2001 in the amount of $1,000,000; 8,671,427 shares for cash in the amount of $3,275,000. Also during the nine months ended March 31, 2002 the Company issued shares of common stock in non-cash transactions: 1,743,204 shares through the conversion of Series A Stock valued at $682,288; 161,714 shares as a finders fee; 100,000 shares as compensation valued at $43,000; and 3,062,331 shares for services valued at $1,060,251. On March 31, 2002 the Company had 41,822,762 shares of common stock issued and outstanding and subscriptions paid in the amount of $500,000 for the issue of an additional 1,428,571 shares of common stock.

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

MOBILE PET SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of March 31, 2002, the Company has granted options to purchase 4,329,501 shares of common stock as follows:

	Exercise Price	Number of Shares	Vested Shares
Outstanding, June 30, 2000	$1.00 – $4.63	5,988,000	2,644,500
Granted	$2.00 – $3.75	483,750	—
Exercised	$1.90	(25,000)	(25,000)
Cancelled		—	—

Outstanding, September 30, 2000	$1.00 – $4.63	6,446,750	2,619,500
Granted	$1.26 – $3.42	534,500	585,000
Exercised		—	—
Cancelled	$1.70 – $3.75	(330,000)	(120,000)

Outstanding, December 31, 2000	$1.00 – $4.63	6,651,250	3,084,500
Granted	$ .45 – $1.09	134,000	313,166
Exercised		—	—
Cancelled	$1.26 – $3.60	(1,225,000)	(178,332)

Outstanding, March 31, 2001	$ .45 – $4.63	5,560,250	3,219,334
Granted	$ .60 – $2.76	130,000	419,336
Exercised		—	—
Cancelled	$1.26 – $3.77	(809,500)	(215,000)

Outstanding, June 30, 2001	$ .45 – $4.63	4,880,750	3,423,670
Granted	$ .43 – $2.00	1,621,876	1,173,707
Exercised		—	—
Cancelled	$1.00 – $4.63	(550.833)	(355,834)

Outstanding, September 30, 2001	$ .43 – $3.75	5,951,793	4,241,543
Granted	$ .52 – $1.00	229,167	336,000
Exercised		—	—
Cancelled	$ .56 – $3.13	(884,834)	(853,667)

Outstanding, December 31, 2001	$ .43 – $3.75	5,296,126	3,723,876
Granted		—	411,834
Exercised		—	—
Cancelled	$ .45 – $3.13	(966,625)	(697,541)

Outstanding, March 31, 2002	$ .43 – $3.75	4,329,501	3,438,169

The Company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” under which no compensation cost for stock options is recognized for the stock option awards granted at or above fair market value. However, during the nine months ended March 31, 2002 and 2001 the Company recognized a noncash (credit) charge using the intrinsic value method of $(495,560) and $624,192, respectively.

Warrants

At March 31, 2002 warrants were outstanding to purchase 10,825,808 common stock at exercise prices between $0.35 to $7.00 per share, and at the average of the last reported sale price of the common stock for the five trading days preceding the issue date. These warrants expire between April 10, 2002 and May 25, 2006.

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

Note 10—Consulting Agreement

Effective September 21, 2001 the Company entered into a Consulting Agreement for investor relation services. On October 9, 2001 the Company issued 2,500,000 shares of common stock, restricted during the term of the Agreement, valued at $804,000 in payment for services. In addition, the Company issued options to purchase 200,000 shares of common stock at a price of $1.00 share. The options expire on September 21, 2002. The cast of the services was amortized over the estimated period benefited.

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

The components of the provision for income taxes for the nine months ended March 31, 2002 and 2001 are as follows:

	March 31,
	2002	2001
Current
Foreign	$—	$—
Federal	—	—
State	1,600	5,897

	1,600	5,897
Deferred
Foreign	—	—
Federal	—	—
State	—	—

	—	—

Provision for income taxes	$1,600	$5,897

The components of the net deferred tax assets were as follows:

	March 31,
	2002	2001
Deferred tax assets
Non-cash compensation	$266,794	$610,782
Organization and start-up costs	91,115	155,949
State tax benefit and other	441,682	274,728
Net operating loss carryforward	5,219,573	1,876,357

	6,019,164	2,917,816
Deferred tax liabilities
Depreciation	376,292	44,688

	5,642,872	2,873,128
Less valuation allowance	(5,642,872)	(2,873,128)

Net deferred tax assets	$—	$—

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

MOBILE PET SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a schedule by year of the future minimum lease payments at March 31, 2002:

Twelve Months Ending March 31,	Capital Lease	Operating Leases
2003	$11,838,599	$1,196,750
2004	3,403,572	1,220,130
2005	3,403,572	1,104,364
2006	2,666,242	1,063,034
2007	—	88,940

	21,311,985	$4,673,218

Less amount representing interest at 12.07%	(7,268,434)

Present value of minimum lease payments (including current portion of $8,523,552)	$14,043,551

Note 15—Concentration of Credit Risk

The Company maintains cash with various major financial institutions in excess of the Federal Deposit Insurance Corporation limits.

Note 16—Earnings (Loss) Per Share

The computations of basic and diluted earnings per share from continuing operations for the nine months ended March 31, 2002 and 2001 were as follows:

	March 31,
	2002	2001
Loss per share—basic
Numerator:
Net loss—available to Common shareholders	$(3,718,936)	$(8,102,995)
Denominator:
Weighted-average shares	31,351,109	15,693,489
Net loss per share—available to Common shareholders—basic	$(0.12)	$(0.52)

Loss per share—diluted
Numerator:
Net loss—available to Common shareholders	$(3,718,936)	$(8,102,995)
Denominator:
Weighted-average shares	31,351,109	15,693,489
Net loss per share—available to Common shareholders—diluted	$(0.12)	(0.52)

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

Note 17—Prior Period Adjustments

The financial statements as of March 31, 2001 and for the three and nine months then ended have been restated. This restatement (i) corrects the reported value of certain stock compensation, (ii) records a noncash credit for options forfeited, and (iii) re-classifies certain expenses between selling and marketing expense, and general and administrative expense. The effect of the restatements are as follows:

	For the three months ended March 31, 2002		For the nine months ended March 31, 2002
	As Previously Reported	As Restated	As Previously Reported	As Restated
Statement of operations:
Service revenues	$4,599,403	$4,599,403	$12,427,453	$12,427,453
Cost of services revenues	(2,857,882)	(2,885,556)	(7,473,849)	(7,504,646)
Selling and marketing	(635,396)	(363,637)	(2,399,010)	(1,134,555)
General and administrative	(1,640,314)	(1,979,766)	(4,691,367)	(5,645,185)
Other income (expense)	(519,805)	(532,205)	(1,620,690)	(1,646,098)
Provision for income taxes	(12,400)	—	(26,414)	(1,600)
Preferred stock dividend	(61,618)	(61,618)	(214,305)	(214,305)

Net loss—available to common shareholders	$(1,128,012)	$(1,223,379)	$(3,998,182)	$(3,718,936)

Net loss—available to common shareholders—basic	$(0.03)	$(0.03)	$(0.13)	$(0.12)

Net loss—available to common shareholders—diluted	$(0.03)	$(0.03)	$(0.13)	$(0.12)

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

Results of Operations

For the three and nine months ended March 31, 2002, we had fifteen mobile units and one fixed site accepted and placed into service, generating revenues for the three and nine months ending March 31, 2002 of $4,559,403 and $12,427,453 compared to the three and nine months ending March 31, 2001, in which we had revenues of $2,308,196 and $4,267,864, respectively. Our costs of service for the three and nine months ending March 31, 2002 were $2,885,556 and $7,504,646 compared to $1,452,592 and $3,197,848 for the three and nine months ending March 31, 2001. This substantial difference in revenues and costs is largely attributable to the number of units which were in service during the applicable periods. As a result of these activities, accounts receivables increased to $2,853,117 net of allowances for doubtful accounts, as of March 31, 2002, as compared to accounts receivables of $2,225,351, net of allowances for doubtful accounts, as of March 31, 2001. The costs of service revenues represent salaries paid to technologists and drivers, system maintenance, transportation and insurance on our mobile PET systems. We have transitioned from a development stage company and are now seeking to grow. Prior to this transition, our efforts have been principally focused on capitalization, organizational and business development activities.

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

Since our inception we have incurred significant losses. Through March 31, 2002, we have incurred a net deficit of $21,872,428, which we have financed primarily through equity sales. For the three and nine months ended March 31, 2002, we experienced a consolidated loss from operations of $629,556 and $1,856,933, compared to a consolidated loss from operations of $1,286,780 for the three months, and $5,817,171 for the nine months ended March 31, 2001. Our net loss available to common shareholders, after preferred stock dividend, was $1,233,379 for the three months and $3,718,936 for the nine months ended March 31, 2002, compared to the net loss available to common shareholders of $1,992,113 for the three months and $8,102,995 for the nine months ended March 31, 2001.

We expensed as a non-cash transaction the issuance of 2,500,000 shares to our investor relations company American Financial Corporation. This resulted in a non-cash expense of $212,333 for the three months and $804,000 for the nine months ended March 31, 2002. We have implemented cost reductions by reducing administrative and travel expense and by negotiating higher discounts for new equipment, service and radiotracers. Subject to obtaining additional financing, we are also seeking to deploy additional mobile units or stationary sites which will reduce per unit operating costs. However, we can give no assurances that our efforts will have the desired effects. As a result, in order to achieve and maintain profitability, we will need to continue to increase revenues and effectively manage our operating overhead.

Selling expenses for the three months and nine months ended March 31, 2002 were $363,637 for the three months and $1,134,555 for the nine months, as compared to $978,017 for the three months and $2,740,637 for the nine months ended March 31, 2001. The decrease resulted from a substantial reduction in our sales force. General and Administrative expenses for the three months and nine months ended March 31, 2002 were $1,979,766 for the three months and $5,645,185 for the nine months ended March 31 2002, as compared to $1,164,367 for the three months and $4,146,550 for the nine months ended March 31, 2001. The primary reason for the increase was charges related to common stock issued for services, as described above. The principal components of our operating costs consist of equipment leasing, equipment service and maintenance, salaries and benefits, legal and accounting fees, insurance and transportation costs. Because the majority of these costs are fixed, increased revenues as a result of increased patient procedures may provide higher profitability, while lower patient procedures may result in lower profitability.

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

Our interest income was $1,639 and $6,765 for the three months and nine months ended March 31 2002, respectively as compared to $4,058 and $29,047 for the three and nine months ended March 31, 2001 respectively. This was the result of a reduction of cash reserves earning interest during the later periods. Our interest expense was $521,444 and $1,628,265 for the three and nine months ended March 31, 2002, as compared to the interest expense of $676,196 and $1,620,831 for the three and nine months ended March 31, 2001.

Liquidity and Capital Resources

At March 31, 2002, our total assets were $21,376,934 compared to $22,143,033 at March 31, 2001. Our current assets at March 31, 2002 totaled $4,994,548 and our current liabilities were $15,040,294, as compared to current assets of $3,304,824 and current liabilities of $8,600,104 at March 31, 2001. Shareholders’ equity at March 31, 2002 increased from ($1,405,094) to $753,494.

Our foreign currency translation adjustment in shareholders’ equity amounted to ($272,779) at March 31, 2002 compared to ($41,684) at March 31, 2001. We have reflected the transaction gains and losses in the cash flow as the effect of exchange rate changes on cash of $95,272 for the three months and $47,578 for the nine months ended March 31, 2002, compared to ($102,957) for the three months and $1,254 for the nine months ended March 31, 2001.

Our net cash used in investing activities for the three and nine months ended March 31, 2002 was ($103,988) and ($236,598), respectively, as compared to ($0) and ($162,966) in the three and nine months ended March 31, 2001 respectively. This difference is primarily a result of our investment in computers and related equipment for our business and personnel growth.

The net cash provided by our financing activities for the three and nine months ended March 31, 2002 was ($1,123,765), and ($390,437), respectively, resulting mainly from the issuance of common stock of $1,250,000 during the three months and $3,775,000 during the nine months ended March 31, 2002, compared to $325,000 issued for the three months and $872,500 for the nine months ended March 31, 2001 and the payments on obligations under capital lease for the three and nine months ended March 31, 2002 being ($2,315,544) for the three months and ($4,009,442) for the nine months compared to ($0) for the three months and ($514,659) for the nine months ended March 31, 2001.

We raised $1,250,000 during the three months and $3,775,000 during the nine months ended March 31, 2002 through private placements of common stock and warrants to purchase common stock, compared to $325,000 for the three months and $2,257,500 for the nine months ended March 31, 2001, through private placements of preferred and common stock and warrants to purchase common stock.

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
Thomas H. Insley Chief Financial Officer
Date:    November 26, 2002

CERTIFICATIONS

1.    Chief Executive Officer

I, Paul J. Crowe, certify that:

1.	I have reviewed this Amendment No. 2 to quarterly report on Form 10-QSB of Mobile PET Systems, Inc.;

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

Dated: November 26, 2002	/s/ PAUL J. CROWE
Paul J. Crowe Chief Executive Officer

2.    Chief Financial Officer

I, Thomas H. Insley, certify that:

1.	I have reviewed this Amendment No. 2 to quarterly report on Form 10-QSB of Mobile PET Systems, Inc.;

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