Form 10QSB
period 2002-12-31
MOBILE PET SYSTEMS INC
filed 2003-02-13
CIK 1097181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

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

(619) 226-6738

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

There were 55,215,482 shares outstanding of the issuer’s Common Stock as of February 6, 2003.

Transitional Small Business Disclosure Format (Check one):  Yes  ☐  No  ☒

MOBILE PET SYSTEMS, INC. AND SUBSIDIARIES

For the quarterly period ended December 31, 2002

PART I.

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

MOBILE PET SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2002 (Unaudited) and June 30, 2002

	December 31, 2002	June 30, 2002
ASSETS
Current assets
Cash	$377,086	$94,143
Accounts receivable, net of allowance for doubtful accounts of $116,000 at December 31, 2002 and June 30, 2002, respectively	3,113,180	3,419,701
Prepaid expenses	814,241	676,076
Deposits and other assets	309,960	847,687

Total current assets	4,614,467	5,037,607
Property and equipment, net	14,231,867	15,146,597
Other assets
Accrued interest receivable	10,573	10,573
Due from London Radiosurgical Centre, Ltd	127,123	129,317
Subordinated equity participation	200,000	200,000
Restricted cash	346,345	352,490

Total assets	$19,530,375	$20,876,584

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,609,229	$4,315,483
Current portion of long-term debt	27,300	27,730
Loans payable to related parties	203,050	504,650
Accrued and other liabilities	667,945	793,134
Other liabilities	—	301,448
Obligations under capital lease—current	5,522,949	6,639,252

Total current liabilities	8,030,473	12,581,697
Noncurrent liabilities
Obligations under capital lease	7,783,324	8,602,488
Long-term debt	58,262	72,194

Total liabilities	15,872,059	21,256,379

Shareholders’ equity
Preferred stock; $0.001 par value; 10,000,000 shares authorized:
Preferred stock; Series A; 0 and 23 shares issued and outstanding at December 31, 2002 and June 30, 2002, respectively	—	1,355,535
Preferred stock; Series B; 0 and 27 shares issued and outstanding at December 31, 2002 and June 30, 2002, respectively	—	1,591,299
Common stock; $0.0001 par value; 90,000,000 shares authorized; 55,027,982 and 44,966,267 shares issued and outstanding at December 31, 2002 and June 30, 2002, respectively	5,503	4,497
Additional paid in capital	27,436,684	20,186,052
Accumulated deficit	(23,783,871)	(23,204,517)
Foreign currency translation adjustment	—	(312,661)

Total shareholders’ equity	3,658,316	(379,795)

Total liabilities and shareholders' equity	$19,530,375	$20,876,584

See accompanying notes.

PART I .

FINANCIAL INFORMATION (continued)

MOBILE PET SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

For the Three and Six Months Ended December 31, 2002 and 2001

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001
Service revenues	$5,059,366	$3,870,809	$9,611,695	$7,269,714
Cost of service revenues	3,062,309	2,402,267	6,121,587	4,444,820

Gross profit	1,997,057	1,468,542	3,490,108	2,824,894

Expenses
Selling and marketing	465,692	229,543	968,033	770,916
General and administrative	1,474,804	1,904,482	2,957,031	3,189,987

Total expenses	1,940,496	2,134,025	3,925,064	3,960,903

Income (loss) from operations	56,561	(665,483)	(434,956)	(1,136,009)

Other income (expense)
Other income (expense)	(4,057)	(9,161)	102,945	(7,144)
Interest expense	(434,788)	(467,719)	(872,247)	(1,021,513)

Total other income (expense)	(438,845)	(476,880)	(769,302)	(1,028,657)

Loss from continuing operations before provision for income taxes	(382,284)	(1,142,363)	(1,204,258)	(2,164,666)
Provision for income taxes	—	—	—	(1,600)

Loss from continuing operations	(382,284)	(1,142,363)	(1,204,258)	(2,166,266)
Income (loss) from discontinued operations (including a $2,219,300 gain on the sale for the six months ended December 31, 2002)	—	(144,190)	2,224,644	(176,604)

Net income (loss)	(382,284)	(1,286,553)	1,020,386	(2,342,870)
Preferred stock dividend	—	(76,033)	(23,176)	(152,687)

Net income (loss)—available to common shareholders	$(382,284)	$(1,362,586)	$997,210	$(2,495,557)

Loss per share from continuing operations—basic	$(0.01)	$(0.03)	$(0.02)	$(0.07)

Income (loss) per share from discontinued operations—basic	$—	$—	$0.04	$(0.01)

Net income (loss) per share available to common shareholders—basic	$(0.01)	$(0.04)	$0.02	$(0.08)

Loss per share from continuing operations—diluted	$(0.01)	$(0.03)	$(0.02)	$(0.07)

Income (loss) per share from discontinued operations—diluted	$—	$—	$0.03	$(0.01)

Net income (loss) per share available to common shareholders—diluted	$(0.01)	$(0.04)	$0.01	$(0.08)

See accompanying notes.

PART I .

FINANCIAL INFORMATION (continued)

MOBILE PET SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Shareholders’ Equity

(Unaudited)

					Additional Paid In Capital	Accumulated Deficit	Foreign Currency Translation Adjustment	Total Shareholders’ Equity
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
Balance June 30, 2002	50	$2,946,834	44,966,267	$4,497	$20,186,052	$(23,204,517)	$(312,661)	$(379,795)
Common stock issued in private placement, net of offering costs			9,821,429	982	6,184,424			6,185,406
Preferred stock redemption	(50)	(2,946,834)	(374,000)	(37)	(837,201)			(3,784,072)
Preferred stock dividend-beneficial conversion feature realized					1,599,740	(1,599,740)		—
Common stock issued for services			614,286	61	284,939			285,000
Noncash charge for stock options issued					18,730	—		18,730
Net income-July 1, 2002 to December 31, 2002						1,020,386		1,020,386
Foreign currency translation adjustment							312,661	312,661

Balance December 31, 2002	—	$—	55,027,982	$5,503	$27,436,684	$(23,783,871)	$—	$3,658,316

See accompanying notes.

PART I .

FINANCIAL INFORMATION (continued)

MOBILE PET SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended December 31,
	2002	2001
Cash flows from operating activities
Net income (loss)	$1,020,386	$(2,342,870)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation	1,414,619	1,514,353
Noncash stock options and warrants charge (credit)	18,730	(374,757)
Common stock issued for compensation	—	43,000
Common stock issued for services	285,000	1,000,251
Gain on sale of discontinued operations	(2,219,300)	—
(Increase) decrease in operating assets
Accounts receivable	131,780	(408,519)
Due from London Radiosurgical Center, LTD	2,194	110,529
Prepaid expenses	(175,504)	(130,529)
Deposits and other assets	135,529	(21,450)
Restricted cash	6,145	(4,690)
Cash of discontinued operations	(37,574)	—
Increase (decrease) in operating liabilities
Accounts payable	(2,328,102)	178,154
Accrued and other liabilities	(257,659)	(112,663)

Net cash used in operating activities	(2,003,756)	(549,191)

Cash flows from investing activities
Capital expenditures	(136,908)	(132,610)
Loan made	(250,000)	—
Proceeds from sale of discontinued operations	1,884,917	—

Net cash provided by (used in) investing activities	1,498,009	(132,610)

Cash flows from financing activities
Payments on loans	(315,962)	(97,774)
Payments on obligations under capital lease	(2,109,343)	(1,693,898)
Preferred stock redeemed	(3,284,072)	—
Common stock issued	6,185,406	2,525,000

Net cash provided by financing activities	476,029	733,328

Effect of exchange rate on changes in cash	312,661	(47,694)

Net increase in cash	282,943	3,833
Cash—beginning of period	94,143	63,080

Cash—end of period	$377,086	$66,913

Supplemental disclosures
Interest paid	$872,247	$1,108,735

Income taxes paid	$—	$14,014

Noncash investing and financing activities
Equipment under capital lease	$1,606,684	$—

Common stock issued under consulting agreement	$225,000	$—

Preferred stock dividend—warrants re-priced in redemption	$23,176	$—

Obligations under capital lease	$1,606,684	$—

See accompanying notes.

The accompanying notes are an integral part of these financial statements.

PART 1.

FINANCIAL INFORMATION (continued)

Notes to Consolidated Financial Statements – Mobile PET Systems, Inc. and Subsidiaries

Note 1—The Company

Mobile PET Systems, Inc. and subsidiaries (the “Company”) were organized to provide Positron Emission Tomography (“PET”) patient imaging services and services to hospitals and other health care providers on a fixed and mobile shared user basis. The Company’s PET services include providing high technology imaging systems, technologists to operate the imaging systems, the management of day-to-day operations, and educational and marketing support.

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

Service revenues from third party payors are reported at net realizable amounts. Revenue under third party payor agreements is subject to adjustment. Provisions for estimated third party payor settlements are provided in the period the related services are rendered. Differences between estimated amounts and accrued and interim and final settlements are reported in operations in the period of settlement.

Reclassifications

Reclassifications of revenues and expenses from operations of discontinued subsidiaries in addition to certain other reclassifications have been made in the December 31, 2001 financial statements to conform to the December 31, 2002 presentation.

Note 3—Discontinued Operations

On July 12, 2002, the Company discontinued operations of The London PET Centre, LTD and Mobile PET Leasing Limited, a stationary PET facility in the United Kingdom. The Company recognized a gain on the disposal of $2,219,300. No income tax effect was recognized due to net operating loss carry-forwards.

Revenues and expenses from the operations of discontinued operations for the period July 1, 2002 to July 12, 2002 were $80,059 and $74,715, respectively. Revenues from the operations of discontinued operations for the three and six months ended December 31, 2001 were $276,967 and $558,787 respectively. Expenses from the operations of discontinued operations for the three and six months ended December 31, 2001 were $421,157 and $735,391, respectively.

PART 1.

FINANCIAL INFORMATION (continued)

Notes to Consolidated Financial Statements – Mobile PET Systems, Inc. and Subsidiaries

Note 4—Deposits and Other Assets

Deposits and assets consist of the following at December 31, 2002 and June 30, 2002:

	December 31, 2002	June 30, 2002
Equipment deposits—Mobile PET Units	$50,000	$325,580
Other	9,960	22,107
Loan receivable	250,000	—
Preferred stock redemption deposit	—	500,000

	$309,960	$847,687

Equipment deposits—Mobile PET Units are generally refundable upon the Company securing lease financing or may be applied to subsequent equipment orders. The loan receivable is due from a non-affiliated entity and is secured by certain assets of that entity, bears interest at a rate of 9% per year and is due on May 12, 2003; provided, however, the parties have agreed that all or a portion of such amount may be offset against our purchase from the non-affiliated entity of the radiopharmaceutical used in our business.

Note 5—Capitalization

Preferred Stock

On January 20, 2000, the Company authorized for issuance ten million (10,000,000) shares of preferred stock having one hundredth of a cent ($0.0001) par value per share. On March 3, 2000, the Company entered into a Securities Purchase Agreement, pursuant to which the Company issued 60 shares of 8% Cumulative Convertible Redeemable Preferred Series A Stock for cash in the amount of $2,700,000, net of acquisition fees. Under this Securities Purchase Agreement, the Company also issued 120,000 warrants to purchase shares of common stock, at an exercise price of $5 per share, which expire in March 2003. In addition, the buyer of the preferred stock agreed to purchase shares of common stock in the Company in tranches, subject to certain limitations, for an aggregate purchase price of up to $10,000,000, at a price equal to eighty five percent (85%) of the average closing bid price five (5) consecutive days immediately prior to the Company providing a tranche notice to the buyer. The Company has received an aggregate $1,075,000, net of offering costs, and issued 2,703,093 shares of common stock under this facility. This facility has not been utilized subsequent to June 30, 2001. On May 30, 2001 the liquidation value was increased to $58,937 when the Company entered into a Settlement Agreement and Conditional Release of a lawsuit surrounding the Securities Purchase Agreement. The sixty (60) shares of Series A Stock provided an intrinsic value of beneficial conversion feature of approximately $1,206,000. The holders converted cumulative preferred dividends in the amount of $66,274 and converted 37 shares of Series A into 3,459,361 shares of common stock at various dates through June 30, 2002.

On September 21, 2000, the Company designated and subsequently issued thirty (30) shares of 8% Cumulative Convertible Redeemable Preferred Series B Stock (“Series B”) for cash in the amount of $1,385,000, net of acquisition fees. In addition, under this Securities Purchase Agreement, the Company issued 50,000 warrants to purchase shares of common stock at an exercise price of $3 per share and 29,851 warrants to purchase shares of common stock at an exercise price of $2.5125 per share. The warrants expire on September 30, 2005. On May 30, 2001 the liquidation value was increased to $58,937 when the Company entered into a Settlement Agreement and Conditional Release of a lawsuit surrounding the Securities Purchase Agreement. The thirty (30) shares of Series B Stock issued provided an intrinsic value of beneficial conversion feature of approximately $414,580.

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

As of December 31, 2002, the Company has granted options to purchase 3,826,500 shares of common stock, including options granted outside of the 1999 Stock Option Plan to purchase 200,000 shares of common stock, as follows:

	Exercise Price	Number of Shares	Vested Shares
Outstanding, June 30, 2000	$1.00–$4.63	5,988,000	2,662,000
Granted	$.45–$3.25	1,282,250	1,504,170
Exercised		(25,000)	(25,000)
Cancelled	$1.00–$5.31	(2,364,500)	(295,000)

Outstanding, June 30, 2001	$.45–$4.63	4,880,750	3,846,170
Granted	$.50–$3.00	2,096,043	1,662,792
Exercised		—	—
Cancelled	$1.00–$4.63	(2,894,084)	(2,240,917)

Outstanding, June 30, 2002	$.45–$4.63	4,082,709	3,268,045
Granted		—	94,166
Exercised		—	—
Cancelled	$.56–$3.25	(220,415)	(153,916)

Outstanding, September 30, 2002	$.45–$4.63	3,862,294	3,208,295
Granted	$.31–$.74	700,000	269,444
Exercised		—	—
Cancelled	$.43–$3.25	(735,794)	(559,126)

Outstanding, December 31, 2002		3,826,500	2,918,613

The Company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” under which no compensation cost for stock options issued to employees is recognized for the stock option awards granted at or above fair market value. Compensation expense is recognized for stock option awards granted below fair market value with credits recorded from previously recognized expense for grants cancelled by termination of employment. The Company recognized non-cash charges of $7,610 and $18,730 for the three and six months ended December 31, 2002, respectively, and non-cash credits of ($515,510) and ($591,114) for the three and six months ended December 31, 2001, respectively.

Warrants

At December 31, 2002 warrants were outstanding to purchase 14,725,041 shares of common stock at exercise prices between $0.29 to $7.00 per share, including warrants to purchase 1,388,888 shares of common stock which are subject to vesting through December 1, 2007 and the warrants re-priced in connection with the redemption of preferred stock. These warrants expire between December 31, 2002 and December 1, 2008.

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

The Memorandum of Agreement provides for a distribution to the Company of 8.42% of LRC’s net distributable cash flow, until a total of $210,573 has been distributed and then the distribution of 5.05% of net distributable cash flow, subject to future dilution. The Memorandum of Agreement stopped the accrual of interest at June 1, 1999. At the date of the Memorandum of Agreement, the Company canceled $47,447 of accrued interest from the original investment and at December 31, 2002 and 2001 accrued interest on the investment was $10,573. The related shareholder, officer and director personally guarantee the investment.

Loans

On August 23, 2000, the Company received an eight percent (8%) bridge loan from a director and shareholder in the amount of $200,000, with an original due date of October 11, 2000. The loan’s due date has been extended several times and the Company has agreed to make monthly payments of $10,000 per month beginning on January 8, 2002, until paid in full. At December 31, 2002 and June 30, 2002, the loan has a balance of $110,000 and $160,000, respectively.

On January 17, 2001, the Company received an eight percent (8%) bridge loan from an officer, director and shareholder in the amount of $150,000, with an original due date of March 12, 2001. The note has been extended several times and was due on October 1, 2002. At December 31, 2002 and June 30, 2002, the loan has a balance of $50,000 and $150,000, respectively.

On October 12, 2001, the Company converted $253,050 due to an individual and director of the Company into a promissory note without interest and payable in monthly installments of $14,000 per month beginning on October 15, 2001, until paid in full. At December 31, 2002, and June 30, 2002, the individual is no longer a director and the loan has a balance of $43,050 and $127,050, respectively.

On June 6, 2002, the Company received an eight percent (8%) bridge loan from an officer, director and shareholder in the amount of $77,600, due on demand. At December 31, 2002 and June 30, 2002, the loan has a balance of $0 and $67,600, respectively, with accrued interest of $0 and $371, respectively.

Note 7—Long Term Debt

	December 31, 2002	June 30, 2002
Long-term debt at December 31, 2002 and June 30, 2002 consists of the following:
Promissory Note with no interest, due in monthly installments of $500, with first payment beginning on February 1, 2002	$14,000	$17,000
Promissory Note with interest at a rate of 11% per annum, due in monthly installments of $2,343, with the First payment beginning on January 1, 2002, with a variable 5% to 1% prepayment penalty	71,562	82,924

	85,562	99,924
Less current portion	(27,300)	(27,730)

Long term debt, net of current portion	$58,262	$72,194

PART 1.

FINANCIAL INFORMATION (continued)

Notes to Consolidated Financial Statements – Mobile PET Systems, Inc. and Subsidiaries

Note 7—Long Term Debt (Continued)

The maturities of long-term debt for each of the succeeding four years subsequent to December 31, 2002, are as follows:

December 31,
2003	27,300
2004	29,749
2005	28,513

$85,562

Note 8—Commitments

Equipment under capital lease is included in property and equipment as follows:

	December 31, 2002	June 30, 2002
Equipment	19,652,153	18,014,272
Less accumulated amortization	(6,149,780)	(4,843,966)

Net capital lease assets	13,502,373	13,170,306

The Company leases office space and certain PET equipment under non-cancelable operating leases. The office lease expires in April 2005 and the equipment leases expire through October 2007. Rent expense under these operating leases was $527,392 and $1,132,107, respectively for the three and six months ended December 31, 2002, compared to $309,981 and $740,861, respectively, for the three and six months ended December 31, 2001.

The Company leases certain other PET equipment under capital leases. The equipment leases expire through October 2007. The capital leases are secured by the Company’s assets. The chief executive officer of the Company has personally guaranteed certain leases. Certain leases contain covenants that restrict the use of cash and require the Company to maintain financial ratios. The Company has been advised of its failure to maintain a debt service coverage ratio of not less than 1.25 to 1.00, placing three leases in default, although payments on these leases are otherwise current. Obligations under capital lease – current include $2,203,179 of lease obligations currently in default.

The following is a schedule by year of the future minimum lease payments at December 31, 2002:

December 31,	Capital Lease	Operating Leases
2003	5,903,376	1,187,688
2004	5,654,247	1,093,629
2005	3,255,255	1,062,276
2006	474,984	354,309
2007	435,403	—

	15,723,265	$3,697,902

Less amount representing interest at 11.49%	(2,416,992)

Present value of minimum lease payments (including current portion of $5,522,949)	$13,306,273

PART 1.

FINANCIAL INFORMATION (continued)

Notes to Consolidated Financial Statements

Note 9—Retirement Plan

On August 1, 2001, the Company established a defined contribution plan covering substantially all of its employees. Participation is limited to all regular employees who meet specific age and service requirements. The Company made no contributions during the three months and six months ended December 31, 2002.

Note 10—Concentrations of Credit Risk

The Company maintains cash with various major financial institutions in excess of the Federal Deposit Insurance Corporation limits. The Company continually monitors its position with the financial institutions and management believes the risk of incurring losses related to this credit risk is remote.

Note 11—Earnings (Loss) Per Share

Computations of basic and diluted earnings per share for the three and six months ended December 31, 2002 and 2001 were as follows:

	Three months ended December 31, 2002	Three months ended December 31, 2001	Six months ended December 31, 2002	Six months ended December 31, 2001
Net income (loss) per share available to common shareholders—basic
Numerator:
Net income (loss)—available to common shareholders	$(382,284)	$(1,362,586)	$997,210	$(2,495,557)
Denominator:
Weighted-average shares	53,281,881	32,823,114	53,281,881	32,823,114
Net income (loss) per share available to common shareholders—basic	$(0.01)	$(0.04)	$0.02	$(0.08)
Net income (loss) per share available to common shareholders—diluted
Numerator:
Net income (loss)—available to common shareholders	$(382,284)	$(1,362,586)	$997,210	$(2,495,557)
Denominator:
Weighted-average shares	73,290,615	32,823,114	73,290,615	32,823,114
Net income (loss) per share available to common shareholders—diluted	$(0.01)	(0.04)	0.01	(0.08)

PART I. Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Overview

Mobile PET Systems, Inc. is a national service provider of Positron Emission Tomography (PET) imaging services. PET is a molecular imaging procedure used to diagnose and stage cancer, heart disease and neurological deficits. Our medical service business enables hospitals and other healthcare professionals the ability to access this advanced diagnostic imaging patient service.

We provide, under service agreements, hospitals and physicians access to our state-of-the-art PET imaging systems, which can be integrated on mobile coaches or in stationary facilities. We can also provide licensed technical personnel who operate the equipment and perform the technical PET imaging procedure; daily operations and logistical support; marketing, education and billing and collections; and third-party contracting services. Patient imaging procedures are typically implemented under the direction of a licensed staff physician who is provided by the medical institution.

As of December 31, 2002, we were providing our services to approximately 75 healthcare facilities in the United States. We believe there are and will be significant opportunities to develop and operate additional mobile and stationary PET facilities.

We owned and operated the only private sector stationary PET facility in the United Kingdom (London PET Centre). We sold this facility in July 2002. The results of operations of the London PET Centre for the three and six month periods ended December 31, 2001 and 2002 have been reclassified as income (loss) from operations of discontinued operations.

Results of Operations

As of December 31, 2002, we had eighteen mobile units deployed in 22 states, generating revenues for the three and six months ended December 31, 2002 of $5,059,366 and $9,611,695, respectively compared to the three and six months ended December 31, 2001, in which we had fifteen mobile units deployed, generating revenues of $3,870,809 and $7,269,714, respectively. Our cost of service for the three and six months ended December 31, 2002 were $3,062,309 and $6,121,587, respectively, compared to $2,402,267 and $4,444,820, respectively, for the three and six months ended December 31, 2001. These results exclude the operations of the London PET Centre. This substantial difference in revenues is largely attributable to better utilization of each existing unit, plus the deployment of two new units towards the end of calendar year 2002. The cost of service revenues represents salaries paid to technologists and drivers, system maintenance, transportation and insurance on our mobile PET systems. Gross profit increased from 37.9% for the three months ended December 31, 2001 to 39.5% for the three months ended December 31, 2002 primarily due to a reduction in the cost of outside transportation services. Gross profit decreased from 38.9% for the six months ended December 31, 2001 to 36.3% for the six months ended December 31, 2002 primarily due to increased equipment expense and service contract costs.

We continue our efforts to develop and expand our service business by increasing utilization of our existing units, and deploying additional mobile and stationary PET systems. We may continue to incur additional losses as we pursue our development and expansion efforts. We believe cash flow will be sufficient to cover our cost of services on a monthly basis if we continue our unit growth and achieve targeted unit revenues. The majority of our costs are fixed; so increased revenues as a result of increased utilization may increase our income, while lower utilization may result in lower income.

One measure that management uses to evaluate our progress is average revenues per weekday for all units. We calculate average revenues per weekday for all units by dividing total weekday revenues by the number of weekdays in the relevant period, excluding holidays. For reasons described above, for the three and six months ended December 31, 2002, our average revenues per weekday for all units increased to approximately $75,014 and $70,548, respectively, from average revenues per weekday for all units of approximately $60,413 and $56,686 for the three and six months ended December 31, 2001, respectively. Our future revenues will principally be a function of the number of operating units in service, the volume of patient procedures and the fees earned per procedure. We generate substantially all our revenues from our service agreements with hospitals and other health care providers. We have a satisfactory record of account collections, however there can be no assurance that this trend will continue and, accordingly, we have established an allowance for uncollectable accounts receivable. Lower reimbursement by public and private insurers may also impact the revenues we can generate from our operations. There can be no assurance that we will be able to maintain or increase the number of patient procedures or that our allowances for doubtful accounts receivable will be sufficient.

Since our inception we have incurred significant losses. Through December 31, 2002, we have an accumulated deficit of $23,783,871, which we have financed primarily through equity sales. For the three and six months ended December 31, 2002, we experienced a loss from continuing operations of $382,284 and $1,204,258, respectively, compared to a loss from continuing operations of $1,142,363 for the three months and $2,166,266 for the six months ended December 31, 2001. For the three months ended December 31, 2002 there was a net loss available to common shareholders of $382,284, compared to the net loss of $1,362,586 for the three months ended December 31, 2001. However, due to the sale of the London PET Centre, there was net income available to common shareholders of $997,210 for the six months ended December 31, 2002, compared to a net loss available to common shareholders of $2,495,557 for the six months ended December 31, 2001.

Subject to obtaining additional financing, we are also seeking to deploy additional mobile units or stationary sites, which will reduce per unit operating costs. However, we can give no assurances that we will be able to deploy such additional units or sites, or that the deployment of such additional units or sites would reduce our per unit operating costs. As a result, in order to achieve and maintain profitability, we will need to continue to increase revenues and effectively manage our operating overhead.

PART I. ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS (continued)

Selling and marketing expenses for the three and six months ended December 31, 2002 were $465,692 and $968,033, respectively, as compared to $229,543 for the three months and $770,916 for the six months ended December 31, 2001. This increase resulted primarily from a non-cash credit for stock options forfeited in 2001 of $268,504.

General and administrative expenses for the three and six months ended December 31, 2002 were $1,474,804 and $2,957,031, respectively, as compared to $1,904,482 and $3,189,987 for the three and six months ended December 31, 2001. The primary reasons for the decreases related to charges for common stock issued for services in 2001, partially offset by non-cash credits for stock options forfeited in 2002.

Other income (expenses) for the six months ended December 31, 2002 consists primarily of income resulting from the settlement of claims under a Preferred Provider Radiopharmaceutical Agreement with P.E.T. Net Pharmaceuticals, Inc.

Our interest expense was $434,788 for the three months ended December 31, 2002, as compared to interest expense of $467,719 for the three months ended December 31, 2001 and $872,247 for the six months ended December 31, 2002 compared to $1,021,513 for the six months ended December 31, 2001.

Liquidity and Capital Resources

At December 31, 2002, our total assets were $19,530,375, compared to $20,876,584 at June 30, 2002. The reduction was mainly caused by the sale of assets from the London PET Centre Ltd. Our current assets at December 31, 2002 totaled $4,614,467, and our current liabilities were $8,030,473, as compared to current assets of $5,037,607 and current liabilities of $12,581,697 at June 30, 2002. Shareholders’ equity increased to $3,658,316 at December 31, 2002, from ($379,795) at June 30, 2002 due primarily to the gain on the sale of the London PET Centre of $2,219,300 and private placements of common stock of $6,185,406, net of offering costs less the redemption of the Series A and Series B Preferred Stock of $3,284,072 and the loss from continuing operations of $1,204,258. We used the net proceeds from these transactions to make payments of accounts payable and certain other obligations.

While we believe that our available cash, short-term assets, and other resources will be sufficient to fund our operations and capital expenditures through the current fiscal year, we may be required to raise additional capital to add or acquire additional mobile units or stationary sites, or for other operating purposes. We are continually exploring various financing alternatives, but there can be no assurance that any additional debt or equity financing will be available on commercially reasonable terms or at all.

Seasonality

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

Equipment and other assets of the Company secure certain of our indebtedness. If creditors foreclose as a result of a company default or our failure to timely pay our obligations, the Company and its operations could be materially and adversely affected.

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

PART I. ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS (continued)

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

We purchase our PET systems and maintenance services from a limited group of qualified suppliers: CTI Molecular Imaging, Inc. of Knoxville Tenn.; Siemens Medical Systems, Inc. of Iselin N.J.; and GE Medical Systems of Milwaukee, Wisc. While we believe that alternative suppliers could be found for PET systems or maintenance services, there can be no assurance that any supplier could be replaced in a timely manner. Any interruption in the supply and/or delivery of the PET system or maintenance services could materially harm our ability to expand our revenues and, thereby adversely affect our financial condition and results from operations.

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

We believe that our available short-term assets, investment income and other resources will be sufficient to meet our operating expenses and capital expenditures through the current fiscal year. We do not know if additional financing will be available when needed, or if it is available, if it will be available on acceptable terms. Insufficient funds may prevent us from implementing our business strategy or may require us to delay, scale back or eliminate certain contracts for the provision of PET services.

If our client contracts are not renewed or are terminated early, our business and financial results would be harmed.

Upon expiration of our clients’ contracts, we are subject to the risk that clients will cease using our PET systems and purchase or lease their own PET systems, use our competitors’ PET systems or rely on alternate imaging technologies. Approximately twenty-eight percent of our client contracts expire in 2003; twenty-nine percent in 2004; twenty-five percent in 2005; seventeen percent in 2006; and one percent in 2007. Moreover, one-third of our client contracts permit the client, upon typically 180 days notice, to terminate the contract “without cause,” and two-thirds of our client contracts permit the client, upon typically 180 days notice, to terminate the contract if the client obtains a fixed site for a PET system. In addition, a portion of our contracts do not have minimum usage requirements.

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

The provision of PET shared services involves the inherent risk of professional and product liability claims against us. We currently maintain commercial general liability insurance coverage in the amount of $2 million per incident and medical professional liability insurance in the amount of $2 million per incident, but this insurance is expensive, subject to various coverage exclusions, and may not be obtainable in the future on terms acceptable to us. We do not know whether claims against us arising from our use of the PET system will be successfully defended or that our insurance will be sufficient to cover liabilities arising from these claims. A successful claim against us in excess of our insurance coverage could materially harm our business.

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

Federal regulations affect the ability of a Medicare provider such as a hospital to include a service or facility as provider-based for purposes of Medicare reimbursement. Historically, provider-based status has allowed a provider to obtain more favorable Medicare reimbursement for services like the ones we provide. While the Medicare, Medicaid and SCHIP Benefits and Improvement Act of 2000 offers some relief for facilities recognized as provider-based on October 1, 2000, under these regulations, some of our clients may have difficulty qualifying our services for provider-based status. If a client cannot obtain provider-based status for our services, then the provider might decide not to contract or to continue to contract with us or might acquire a fixed base PET system.

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

Our revenues may fluctuate or be unpredictable and this may harm our financial results.

The amount and timing of revenues that we may derive from our business will fluctuate based on, among other variables:

•	variations in the rate at which clients renew their contracts; and

•	changes in the number of days of service we can offer with respect to a given system due to equipment malfunctions or the seasonal factors of our business.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time the Company becomes involved in legal proceedings, either as a plaintiff or defendant. The Company is currently involved in one such proceeding to enforce the termination provisions or minimum number of procedure provisions of its service contract. The Company does not believe that this proceeding is material.

Although there is currently no pending legal proceeding, the Company has received notice, dated April 4, 2002, from Finova Capital Corporation of an event of default relating to certain violations of debt service ratio covenants contained in capital equipment leases with the Company.

ITEM 2. CHANGES IN SECURITIES

Changes in Securities.

In January 2003, we granted 187,500 options to American Financial Communications, Inc. as compensation for services provided. These options vested immediately, were exercisable at a price of $0.01 per share and were exercised in January 2003. The issuance of options was in reliance on Section 4(2) of the Act.

Effective December 1, 2002, we entered into an employment agreement with Steven J. Davis pursuant to which he became our General Counsel. Pursuant to the terms of that agreement, we granted to Mr. Davis 250,000 options under the 1999 Stock Option Plan to purchase common stock at a price of $0.31 per share, and a warrant to purchase 400,000 shares of common stock at a price of $0.29 per share. The options vest at a rate of 4,167 shares per month, and the warrants vest at a rate of 6,667 shares per month, commencing January 1, 2003. The options and warrants are exercisable until December 1, 2009. The issuance of warrants was in reliance on Section 4(2) of the Act.

Effective October 28, 2002, we entered into an employment agreement with Craig Froley pursuant to which he became our Senior Vice President of Business Development. Pursuant to the terms of that agreement, we granted Mr. Froley 250,000 options under the 1999 Stock Option Plan to purchase common stock at a price of $0.60 per share, and a warrant to purchase 100,000 shares of common stock at a price of $0.60 per share. In recognition of Mr. Froley’s employment with the Company prior to the date of his employment agreement, 68,054 options and warrants vested as of the date of the employment agreement. The remaining options vest at a rate of 6,944 shares per month, and the remaining warrants vest at a rate of 2,778 shares per month, commencing on November 1, 2002. The options and warrants are exercisable until October 28, 2008. The issuance of warrants was in reliance on Section 4(2) of the Act.

In October 2002 we granted 10,000 options each to seven members of our Medical Advisory Board, and 30,000 options to Dr. Peter Conti, a member of our Board of Directors, as Chairman of the Medical Advisory Board, at a price of $0.74 per share for service on our Medical Advisory Board in 2001. These options vested immediately and are exercisable until November 30, 2004. In December 2002 we granted 10,000 options each to seven members of our Medical Advisory Board at a price of $0.60 per share for service on our Medical Advisory Board in 2002. These options vested immediately and are exercisable until November 30, 2005. These issuances were in reliance on Section 4(2) of the Act.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit 10.45—Employment Agreement dated October 28, 2002 by and between Mobile PET Systems, Inc. and Craig Froley

Exhibit 10.46—Employment Agreement dated December 1, 2002 by and between Mobile PET Systems, Inc. and Steven J. Davis

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

Date: February 12, 2003

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
Paul J. Crowe Chief Executive Officer

Date: February 12, 2003

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

Date: February 12, 2003