Form 10KSB/A
period 2002-06-30
MOBILE PET SYSTEMS INC
filed 2003-03-27
CIK 1097181

UNITED STATES  SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

AMENDMENT NO. 2 TO  FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2002

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to                             .

Commission file number 000-27915

MOBILE PET SYSTEMS, INC.

A Delaware Corporation

(Name of small business issuer in its charter)

Delaware	11-2787966
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2150 West Washington St., Suite 110
San Diego, CA 92110	92110
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (619) 226-6738

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:

Title of each class	Name of each exchange on which registered

None	None

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

The aggregate market value of voting common shares held by non-affiliates of the registrant was $3,069,900 as of March 11, 2003 (computed by reference to $0.14 per share, the average bid and ask prices of the issuer’s Common Stock on March 11, 2003 as reported by the OTC Bulletin Board, without regard to derivative securities holdings).

There were 55,215,482 shares outstanding of the registrant’s Common Stock as of March 11, 2003.

Transitional small business disclosures format (check one): Yes ☐ No ☒

This Amendment No. 2 to Form 10-KSB for the Fiscal Year ended June 30, 2002, is filed to correct certain information under Item 11 of Part III of Form 10-KSB.

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Class(1)
BENEFICIAL OWNERS OF MORE THEN 5% OF ANY CLASS OF SECURITIES
Paul J. Crowe	6,199,073	(2)	11.01%
c/o Mobile PET Systems, Inc. 2150 Washington St., Ste 110 San Diego, California 92110

Bernd Steudle	5,550,000	(3)	10.02%
1 Muirfield House Whinshill Court Cross Road Sunningdale, SL9 5RU UNITED KINGDOM

Ivan Bradbury	13,000,000	(4)	22.64%
c/o Macfarlanes 10 Norwich Street London EC4A 1BD UNITED KINGDOM

TOTAL FOR ALL OWNERS OF MORE THAN 5% OF SECURITIES	24,749,073		41.05%

OFFICERS AND DIRECTORS
Paul J. Crowe	See Above		See Above

Robert C. Bush	227,640	(5)	0.42%
c/o Mobile PET Systems, Inc. 2150 Washington St., Ste 110 San Diego, California 92110

Dr. Axel Steudle	210,000		0.39%
Elaesser Strasse #7 Pforzheim D-75173 GERMANY

Jeffrey Rush, M.D.	1,120,000	(6)	2.05%
12348 High Bluff Drive, Suite 210 San Diego, California 92130

Albert F. Haussener	25,000		0.05%
c/o Mobile PET Systems, Inc. 2150 Washington St., Ste 110 San Diego, California 92110

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Class(1)
Peter S. Conti, M.D., Ph.D.	116,667	(7)	0.20%
c/o Mobile PET Systems, Inc. 2150 Washington St., Ste 110 San Diego, California 92110

Thomas H. Insley	66,668	(8)	0.12%
c/o Mobile PET Systems, Inc. 2150 Washington St., Ste 110 San Diego, California 92110

Anthony Turnbull	7,500	(9)	0.01%
c/o Mobile PET Systems, Inc. 2150 Washington St., Ste 110 San Diego, California 92110

James Corlett	466,000	(10)	0.85%
c/o Mobile PET Systems, Inc. 2150 Washington St., Ste 110 San Diego, California 92110
TOTAL FOR ALL EXECUTIVE OFFICERS AND DIRECTORS	8,438,548		14.65%

All shares are owned directly unless otherwise indicated.

(1)	Based on a total of 54,413,696 outstanding shares of Common Stock as of September 1, 2002. Percentages are calculated based upon 54,413,696 shares of Common Stock outstanding and the number of shares of Common Stock issuable upon exercise of options or conversion of warrants as of September 1, 2002 or within 60 days of that date for the person or persons indicated.
(2)	Includes 400,000 shares issuable upon the exercise of stock options and 1,497,265 shares issuable upon conversion of warrants.
(3)	Includes 975,000 shares issuable upon the conversion of warrants.
(4)	Includes 3,000,000 shares issuable upon the conversion of warrants.
(5)	Includes 100,000 shares issuable upon the exercise of stock options and 125,640 shares upon the onversion of warrants.
(6)	Includes 400,000 shares held indirectly and 120,000 shares issuable upon the conversion of warrants held indirectly.
(7)	Includes 40,000 shares issuable upon the exercise of stock options and 69,000 shares issuable upon the conversion of warrants.
(8)	Includes 33,334 shares issuable upon the conversion of vested warrants as of September 1, 2002, and an additional 33,334 shares issuable upon conversion of vested warrants within 60 days of September 1, 2002.
(9)	Includes 7,500 shares issuable upon the exercise of vested options as of September 1, 2002.
(10)	Includes 366,000 shares issuable upon conversion of warrants vesting within 60 days of September 1, 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOBILE PET SYSTEMS, INC., a  Delaware corporation

By:	/s/ THOMAS H. INSLEY
Name: Thomas H. Insley
Title: Chief Financial Officer

Date: March 27, 2003

CERTIFICATIONS

1.    Chief Executive Officer

I, Paul J. Crowe, certify that:

1.	I have reviewed this Amendment No. 2 to the annual report on Form 10-KSB of Mobile PET Systems, Inc.;

2.	Based on my knowledge, this Amendment No. 2 to the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Amendment No. 2 to the annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this Amendment No. 2 to the annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Amendment No. 2 to the annual report.

Dated:    March 27, 2003

/s/ PAUL J. CROWE
Paul J. Crowe Chief Executive Officer

2.    Chief Financial Officer

I, Thomas H. Insley, certify that:

1.	I have reviewed this Amendment No. 2 to the annual report on Form 10-KSB of Mobile PET Systems, Inc.;

2.	Based on my knowledge, this Amendment No. 2 to the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Amendment No. 2 to the annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this Amendment No. 2 to the annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Amendment No. 2 to the annual report.

Dated:    March 27, 2003

/s/ THOMAS H. INSLEY
Thomas H. Insley, Chief Financial Officer