Form 10QSB
period 2003-03-31
MOLECULAR IMAGING CORP
filed 2003-05-15
CIK 1097181

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

☐

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ______________ to ______________

Commission file number 000-27915

MOLECULAR IMAGING CORPORATION

A Delaware Corporation
(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	11-2787966 (IRS Employer Identification No.)

2150 West Washington Street, Suite 110
San Diego, California 92110
(Address of principal executive offices)

(619) 226-6738
(Issuer’s telephone number)

Former Name: Mobile PET Systems, Inc.
(Former name, former address and former fiscal year,
if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

There were 55,531,272 shares outstanding of the issuer’s Common Stock as of May 5, 2003.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

MOLECULAR IMAGING CORPORATION AND SUBSIDIARIES

For the quarterly period ended March 31, 2003

SIGNATURES	20

CERTIFICATIONS	21

PART I.
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (Unaudited)

MOLECULAR IMAGING CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
March 31, 2003 (Unaudited) and June 30, 2002

	March 31, 2003	June 30, 2002

ASSETS
Current assets
Cash	$127,181	$94,143
Accounts receivable, net of allowance for doubtful accounts of $110,000 at March 31, 2003 and $116,000 at June 30, 2002	3,594,780	3,419,701
Prepaid expenses	848,786	676,076
Deposits and other assets	291,487	847,687

Total current assets	4,862,234	5,037,607
Property and equipment, net	15,828,674	15,146,597
Other assets
Accrued interest receivable	10,573	10,573
Due from London Radiosurgical Centre, Ltd	127,123	129,317
Subordinated equity participation	200,000	200,000
Restricted cash	347,098	352,490

Total assets	$21,375,702	$20,876,584

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,376,132	$4,315,483
Current portion of long-term debt	27,868	27,730
Loans payable to related parties	122,000	504,650
Accrued and other liabilities	433,720	793,134
Other liabilities	—	301,448
Obligations under capital lease—current	5,023,397	6,639,252

Total current liabilities	7,983,117	12,581,697
Noncurrent liabilities
Obligations under capital lease	9,550,288	8,602,488
Long-term debt	52,422	72,194

Total liabilities	17,585,827	21,256,379

Shareholders’ equity
Preferred stock; $0.001 par value; 10,000,000 shares authorized:
Preferred stock; Series A; 0 and 23 shares issued and outstanding at March 31, 2003 and June 30, 2002, respectively	—	1,355,535
Preferred stock; Series B; 0 and 27 shares issued and outstanding at March 31, 2003 and June 30, 2002, respectively	—	1,591,299
Common stock; $0.0001 par value; 90,000,000 shares authorized; 55,215,482 and 44,966,267 shares issued and outstanding at March 31, 2003 and June 30, 2002, respectively	5,522	4,497
Additional paid in capital	27,506,303	20,186,052
Accumulated deficit	(23,721,950)	(23,204,517)
Foreign currency translation adjustment	—	(312,661)

Total shareholders’ equity	3,789,875	(379,795)

Total liabilities and shareholders’ equity	$21,375,702	$20,876,584

See accompanying notes.

PART I.
FINANCIAL INFORMATION (continued)

MOLECULAR IMAGING CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the Three and Nine Months Ended March 31, 2003 and 2002
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,

	2003	2002	2003	2002

Service revenues	$5,650,896	$4,249,770	$15,262,591	$11,519,484
Cost of service revenues	3,141,296	2,727,053	9,262,883	7,171,873

Gross profit	2,509,600	1,522,717	5,999,708	4,347,611

Expenses
Selling and marketing	385,981	363,639	1,354,014	1,134,555
General and administrative	1,534,882	1,703,492	4,491,913	4,893,479

Total expenses	1,920,863	2,067,131	5,845,927	6,028,034

Income (loss) from operations	588,737	(544,414)	153,781	(1,680,423)

Other income (expense)
Other income (expense)	(20,165)	(10,708)	82,780	(17,852)
Interest expense	(506,651)	(480,835)	(1,378,898)	(1,502,348)

Total other income (expense)	(526,816)	(491,543)	(1,296,118)	(1,520,200)

Income (loss) from continuing operations before provision for income taxes	61,921	(1,035,957)	(1,142,337)	(3,200,623)
Provision for income taxes	—	—	—	(1,600)

Income (loss) from continuing operations	61,921	(1,035,957)	(1,142,337)	(3,202,223)
Income (loss) from discontinued operations (including a $2,219,300 gain on the sale for the nine months ended March 31, 2003)	—	(125,804)	2,224,644	(302,408)

Net income (loss)	61,921	(1,161,761)	1,082,307	(3,504,631)
Preferred stock dividend	—	(61,618)	(23,176)	(214,305)

Net income (loss)—available to common shareholders	$61,921	$(1,223,379)	$1,059,131	$(3,718,936)

Income (loss) per share from continuing operations—basic	$—	$(0.03)	$(0.02)	$(0.10)

Income (loss) per share from discontinued operations—basic	$—	$—	$0.04	$(0.01)

Net income (loss) per share available to common shareholders—basic	$—	$(0.04)	$0.02	$(0.11)

Income (loss) per share from continuing operations—diluted	$—	$(0.03)	$(0.02)	$(0.10)

Income (loss) per share from discontinued operations—diluted	$—	$—	$0.03	$(0.01)

Net income (loss) per share available to common shareholders—diluted	$—	$(0.04)	$0.01	$(0.11)

See accompanying notes.

PART I .
FINANCIAL INFORMATION (continued)

MOLECULAR IMAGING CORPORATION AND SUBSIDIARIES
Consolidated Statement of Changes in Shareholders’ Equity
(Unaudited)

							Foreign Currency Translation Adjustment
					Additional Paid In Capital			Total Shareholders’ Equity
	Preferred Stock		Common Stock			Accumulated Deficit

	Shares	Amount	Shares	Amount

Balance June 30, 2002	50	$2,946,834	44,966,267	$4,497	$20,186,052	$(23,204,517)	$(312,661)	$(379,795)
Common stock issued in private placement, net of offering costs			9,821,429	982	6,184,424			6,185,406
Preferred stock redemption	(50)	(2,946,834)	(374,000)	(37)	(837,201)			(3,784,072)
Preferred stock dividend-beneficial conversion feature realized					1,599,740	(1,599,740)		—
Common stock issued for services			801,786	80	344,920			345,000
Noncash charge for stock options issued					28,368	—		28,368
Net income-July 1, 2002 to March 31, 2003						1,082,307		1,082,307
Foreign currency translation adjustment							312,661	312,661

Balance March 31, 2003	—	$—	55,215,482	$5,522	$27,506,303	$(23,721,950)	$—	$3,789,875

See accompanying notes.

PART I .
FINANCIAL INFORMATION (continued)

MOLECULAR IMAGING CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended March 31,

	2003	2002

Cash flows from operating activities
Net income (loss)
Adjustments to reconcile net income (loss) to net cash used in operating activities	$1,082,307	$(3,504,631)
Depreciation	2,260,975	2,277,766
Noncash stock options and warrants charge (credit)	28,368	(279,203)
Common stock issued for compensation	—	43,000
Common stock issued for services	345,000	1,060,251
Gain on sale of discontinued operations	(2,219,300)	—
(Increase) decrease in operating assets
Accounts receivable	(349,820)	(796,365)
Due from London Radiosurgical Center, LTD	2,194	85,642
Prepaid expenses	(210,049)	62,829
Deposits and other assets	154,002	(548,650)
Restricted cash	5,392	(6,195)
Cash of discontinued operations	(37,574)	—
Increase (decrease) in operating liabilities
Accounts payable	(1,561,199)	1,482,995
Accrued and other liabilities	(491,884)	970,108

Net cash (used in) provided by operating activities	(991,588)	847,547

Cash flows from investing activities
Capital expenditures	(160,538)	(236,598)
Loan made	(250,000)	—
Proceeds from sale of discontinued operations	1,884,917	—

Net cash provided by (used in) investing activities	1,474,379	(236,598)

Cash flows from financing activities
Payments on loans	(402,284)	(155,995)
Payments on obligations under capital lease	(3,261,464)	(4,009,442)
Preferred stock redeemed	(3,284,072)	—
Common stock issued	6,185,406	3,775,000

Net cash used in financing activities	(762,414)	(390,437)

Effect of exchange rate on changes in cash	312,661	47,578

Net increase in cash	33,038	268,090
Cash—beginning of period	94,143	63,080

Cash—end of period	$127,181	$331,170

Supplemental disclosures
Interest paid	$1,378,898	$1,627,671

Income taxes paid	$—	$26,414

Noncash investing and financing activities
Equipment under capital lease	$4,057,414	$—

Common stock issued under consulting agreements	$345,000	$—

Preferred stock dividend—warrants re-priced in redemption	$23,176	$—

Obligations under capital lease	$4,057,414	$—

See accompanying notes.

PART 1.
FINANCIAL INFORMATION (continued)

Notes to Consolidated Financial Statements – Molecular Imaging Corporation and Subsidiaries

Note 1—The Company

Molecular Imaging Corporation (formerly Mobile PET Systems, Inc.) and subsidiaries (the “Company”) were organized to provide Positron Emission Tomography (“PET”) patient imaging services to hospitals and other health care providers on a fixed or mobile shared user basis. The Company’s PET services include providing high technology imaging systems, technologists to operate the imaging systems, the management of day-to-day operations, and educational and marketing support.

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

Service revenues from third party payors are reported at net realizable amounts. Revenue under third party payor agreements is subject to adjustment. Provisions for estimated third party payor settlements are provided in the period the related services are rendered and are subject to adjustment based on final settlement history. Differences between estimated amounts and accrued and interim and final settlements are reported in operations in the period of settlement.

Reclassifications

Reclassifications of revenues and expenses from operations of discontinued subsidiaries in addition to certain other reclassifications have been made in the March 31, 2002 financial statements to conform to the March 31, 2003 presentation.

Note 3—Recent Accounting Pronouncements

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees, including indemnifications, that an entity has issued and a rollforward of the entity’s product warranty liabilities. The disclosure provisions of FIN 45 were effective for financial statements of interim periods or annual periods ending after December 15, 2002. The Company adopted the recognition provisions of FIN 45 effective January 1, 2003. The adoption of FIN 45 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” which clarifies the application of Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements,” relating to the consolidation of certain variable interest entities (VIEs). FIN 46 is effective for all new Vies created or acquired after January 31, 2003. FIN 46 also sets forth certain disclosures regarding interests in Vies that are deemed significant, even if consolidation is not required. The Company is currently evaluating the effect that the adoption of FIN 46 will have on its financial position, results of operations and cash flows.

Note 4—Discontinued Operations

On July 12, 2002, the Company discontinued operations of The London PET Centre, LTD and Mobile PET Leasing Limited, a stationary PET facility in the United Kingdom. The Company recognized a gain on the disposal of $2,219,300. No income tax effect was recognized due to net operating loss carry-forwards.

Revenues and expenses from the operations of discontinued operations for the period July 1, 2002 to July 12, 2002 were $80,059 and $74,715, respectively. Revenues from the operations of discontinued operations for the three and nine months ended March 31, 2002 were $349,633 and $908,420, respectively. Expenses from the operations of discontinued operations for the three and nine months ended March 31, 2002 were $475,437 and $1,210,828, respectively.

PART 1.
FINANCIAL INFORMATION (continued)

Notes to Consolidated Financial Statements – Molecular Imaging Corporation and Subsidiaries

Note 5—Deposits and Other Assets

Deposits and assets consist of the following at March 31, 2003 and June 30, 2002:

	March 31, 2003	June 30, 2002

Equipment deposits—Mobile PET Units	$25,000	$325,580
Other	16,487	22,107
Loan receivable	250,000	—
Preferred stock redemption deposit	—	500,000

	$291,487	$847,687

Equipment deposits—Mobile PET Units are generally refundable upon the Company securing lease financing or may be applied to subsequent equipment orders. The loan receivable is due from a non-affiliated entity and is secured by certain assets of that entity, bears interest at a rate of 9% per year and is due on May 12, 2003; provided, however, the parties have agreed that all or a portion of such amount may be offset against our purchase from the non-affiliated entity of the radiopharmaceutical used in our business or for the purchase of certain assets of the non-affiliated entity.

Note 6—Capitalization

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

On July 31, 2002 the Company entered into a Redemption Agreement to redeem all of the outstanding Series A and Series B stock. The Company redeemed 23 shares of Series A and 27 shares of Series B stock outstanding for $3,784,072. At that time, the Company recorded $1,599,740 in the Statement of Changes in Shareholders’ Equity as the realization of a preferred stock dividend beneficial conversion feature. This amount had previously been recognized as an increase in the amount of net loss attributable to common shareholders in the periods the Series A and B stock was issued. In addition, the Company agreed to re-price certain existing warrants. Accordingly, warrants to purchase 199,581 shares of common stock at a price between $5.00 and $2.5125 per shares and expiring between September and November 2005 were re-priced and may now be exercised at a price of $1.00 per share, resulting in a preferred stock dividend in the amount of $23,176.

PART 1.
FINANCIAL INFORMATION (continued)

Notes to Consolidated Financial Statements – Molecular Imaging Corporation and Subsidiaries
Note 6—Capitalization (Continued)

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

As of December 31, 2002, the Company has granted options to purchase 3,676,501 shares of common stock, including options granted outside of the 1999 Stock Option Plan to purchase 200,000 shares of common stock, as follows:

	Exercise Price	Number of Shares	Vested Shares

Outstanding, June 30, 2000	$1.00-$4.63	5,988,000	2,662,000
Granted	$.45-$3.25	1,282,250	1,504,170
Exercised		(25,000)	(25,000)
Cancelled	$1.00-$5.31	(2,364,500)	(295,000)

Outstanding, June 30, 2001	$.45-$4.63	4,880,750	3,846,170
Granted	$.50-$3.00	2,096,043	1,662,792
Exercised		—	—
Cancelled	$1.00-$4.63	(2,894,084)	(2,240,917)

Outstanding, June 30, 2002	$.45-$4.63	4,082,709	3,268,045
Granted		—	94,166
Exercised		—	—
Cancelled	$.56-$3.25	(220,415)	(153,916)

Outstanding, September 30, 2002	$.45-$4.63	3,862,294	3,208,295
Granted	$.31-$.74	700,000	269,444
Exercised		—	—
Cancelled	$.43-$3.25	(735,794)	(559,126)

Outstanding, December 31, 2002		3,826,500	2,918,613
Granted	$.18-$0.62	400,000	162,501
Exercised
Cancelled	$.56-$2.63	(399,999)	(179,444)

Outstanding, March 31, 2003		3,826,501	2,901,670

The Company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” under which no compensation cost for stock options issued to employees is recognized for the stock option awards granted at or above fair market value. Compensation expense is recognized for stock option awards granted below fair market value with credits recorded from previously recognized expense for grants cancelled by termination of employment. The Company recognized net non-cash charges of $9,638 and $28,368 for the three and nine months ended March 31, 2003, respectively, and net non-cash charges (credits) of $95,554 and ($495,560) for the three and nine months ended March 31, 2002, respectively.

Had compensation expense for options and warrants issued to employees and directors been determined upon fair values at the grant dates in accordance with SFAS Nos. 123 and 148, the Company’s net income and net income per share would have been decreased, and net loss and net lose per share would have been increased, to the pro forma amounts indicated below.

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002	Nine Months Ended March 31, 2003	Nine Months Ended March 31, 2002

Income (loss) from continuing operations
As reported	$61,921	$(1,035,957)	$(1,142,337)	$(3,202,223)
Pro forma	$5,544	$(1,044,360)	$(1,252,906)	$(3,250,125)
Net income (loss) available to common shareholders
As reported	$61,921	$(1,223,379)	$1,059,131	$(3,718,936)
Pro forma	$5,544	$(1,231,782)	$948,562	$(3,766,838)
Net income (loss) per share available to common shareholders - Basic
As reported	$—	$(0.04)	$0.02	$(0.11)
Pro forma	$—	$(0.04)	$0.02	$(0.11)

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

Note 7—Related Party Transactions

Subordinated Equity Participation

During the year ended June 30, 2001, the Company entered into a Memorandum of Agreement and retroactive to June 1, 1999 restructured an 8% interest in a subordinated equity participation in London Radiosurgical Centre Ltd (“LRC”), a foreign corporation with a common shareholder, officer and director. The market value of the subordinated equity participation is not readily determinable, and is recorded at cost in the amount of $200,000, which management believes approximates fair value. The original

PART 1.
FINANCIAL INFORMATION (continued)

Notes to Consolidated Financial Statements – Molecular Imaging Corporation and Subsidiaries

Note 7—Related Party Transactions (Continued)

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

The Memorandum of Agreement provides for a distribution to the Company of 8.42% of LRC’s net distributable cash flow, until a total of $210,573 has been distributed and then the distribution of 5.05% of net distributable cash flow, subject to future dilution. The Memorandum of Agreement stopped the accrual of interest at June 1, 1999. At the date of the Memorandum of Agreement, the Company canceled $47,447 of accrued interest from the original investment and at March 31, 2003 and 2002 accrued interest on the investment was $10,573. The related shareholder, officer and director personally guarantee the investment.

Loans

On August 23, 2000, the Company received an eight percent (8%) bridge loan from a director and shareholder in the amount of $200,000, with an original due date of October 11, 2000. The loan’s due date has been extended several times and the Company has agreed to make monthly payments of $10,000 per month beginning on January 8, 2002, until paid in full. At March 31, 2003 and June 30, 2002, the loan has a balance of $110,000 and $160,000, respectively.

On January 17, 2001, the Company received an eight percent (8%) bridge loan from an officer, director and shareholder in the amount of $150,000, with an original due date of March 12, 2001. The note has been extended several times and was due on October 1, 2002. At March 31, 2003 and June 30, 2002, the loan has a balance of $12,000 and $150,000, respectively.

On October 12, 2001, the Company converted $253,050 due to an individual and director of the Company into a promissory note without interest and payable in monthly installments of $14,000 per month beginning on October 15, 2001, until paid in full. At March 31, 2003, and June 30, 2002, the individual is no longer a director and the loan has a balance of $0 and $127,050, respectively.

On June 6, 2002, the Company received an eight percent (8%) bridge loan from an officer, director and shareholder in the amount of $77,600, due on demand. At March 31, 2003 and June 30, 2002, the loan has a balance of $0 and $67,600, respectively, with accrued interest of $0 and $371, respectively.

Note 8—Long Term Debt

	March 31, 2003	June 30, 2002

Long-term debt at March 31, 2003 and June 30, 2002 consists of the following:
Promissory Note with no interest, due in monthly installments of $500, with first payment beginning on February 1, 2002	$12,500	$17,000
Promissory Note with interest at a rate of 11% per annum, due in monthly installments of $2,343, with the First payment beginning on January 1, 2002, with a variable 5% to 1% prepayment penalty	67,790	82,924

	80,290	99,924
Less current portion	(27,868)	(27,730)

Long term debt, net of current portion	$52,422	$72,194

PART 1.
FINANCIAL INFORMATION (continued)

Notes to Consolidated Financial Statements – Molecular Imaging Corporation and Subsidiaries

Note 8—Long Term Debt (Continued)

The maturities of long-term debt for each of the succeeding four years subsequent to March 31, 2003, are as follows:

December 31,

2003	27,868
2004	30,413
2005	22,009

$80,290

Note 9—Commitments

Equipment under capital lease is included in property and equipment as follows:

	March 31, 2002	June 30, 2002

Equipment	$22,071,686	$18,014,272
Less accumulated amortization	(6,939,800)	(4,843,966)

Net capital lease assets	$15,131,886	$13,170,306

The Company leases office space and certain PET equipment under non-cancelable operating leases. The office lease expires in April 2005 and the equipment leases expire through August 2006. Rent expense under these operating leases was $405,486 and $,1472,297, respectively for the three and nine months ended March 31, 2003, compared to $433,181 and $1,174,042, respectively, for the three and nine months ended March 31, 2002.

The Company leases certain other PET equipment under capital leases. The equipment leases expire through January 2008. The capital leases are secured by the Company’s assets.

The following is a schedule by year of the future minimum lease payments at March 31, 2003:

March 31,	Capital Lease	Operating Leases

2004	$6,863,083	$1,187,688
2005	6,215,182	1,062,276
2006	3,548,731	617,576
2007	1,153,212	—
2008	736,291	—

	18,516,499	$2,867,540

Less amount representing interest at 12.0%	(3,942,814)

Present value of minimum lease payments (including current portion of $5,023,397)	$14,573,685

PART 1.
FINANCIAL INFORMATION (continued)

Notes to Consolidated Financial Statements

Note 10—Retirement Plan

On August 1, 2001, the Company established a defined contribution plan covering substantially all of its employees. Participation is limited to all regular employees who meet specific age and service requirements. The Company made no contributions during the three months and nine months ended March 31, 2003.

Note 11—Concentrations of Credit Risk

The Company maintains cash with various major financial institutions in excess of the Federal Deposit Insurance Corporation limits. The Company continually monitors its position with the financial institutions and management believes the risk of incurring losses related to this credit risk is remote.

Note 12—Earnings (Loss) Per Share

Computations of basic and diluted earnings per share for the three and nine months ended March 31, 2003 and 2002 were as follows:

	Three months ended March 31, 2003	Three months ended March 31, 2002	Nine months ended March 31, 2003	Nine months ended March 31, 2002

Net income (loss) per share available to common shareholders—basic
Numerator:
Net income (loss)—available to common shareholders	$61,921	$(1,223,379)	$1,059,131	$(3,718,936)
Denominator:
Weighted-average shares	54,138,199	32,823,114	53,891,686	32,823,114
Net income (loss) per share available to common shareholders—basic	$—	$(0.04)	$0.02	$(0.11)
Net income (loss) per share available to common shareholders—diluted
Numerator:
Net income (loss)—available to common shareholders	$61,921	$(1,223,379)	$1,059,131	$(3,718,936)
Denominator:
Weighted-average shares	73,636,220	32,823,114	71,968,209	32,823,114
Net income (loss) per share available to common shareholders—diluted	$—	(0.04)	0.01	(0.11)

Note 13—Subsequent Events

In April 2003, the Company granted to eligible employees and directors, under the 1999 Stock Option Plan, options to purchase 1,214,000 shares of common stock at exercise prices equal to the fair market value of the common stock at the date of grant.

In April 2003, the Company committed to enter into definitive agreements with a public university to establish two limited liability companies. The limited liability companies will then enter into a facility sharing and sublease agreement with a non-affiliated entity for the purpose of offering several imaging modalities at an existing fixed site location. In the event the definitive agreements with the public university are not executed by June 3, 2003, the Company has agreed to pay $400,000 to the nonaffiliated entity and commence operations at the fixed site location as the sole owner of the limited liability corporations until such time as the definitive agreements with the public university are executed.

In May 2003, certain leases, which previously had restricted the use of cash and accounts receivable, contained financial ratio covenants and required the personal guarantee of the chief executive officer, were assigned to a nonaffiliated party and the lease provisions were modified. These leases had previously been in default because of the Company’s failure to meet a required debt service coverage ratio. As a result of the default, obligations under capital lease—current previously included the full amount of these lease obligations. The modified provisions of the leases contain no restrictions on the use of cash, do not contain any financial ratio covenants and do not require any personal guarantee. As a result, the default on these leases has been released and the amount of lease obligations previously included in obligations under capital lease—current that extend beyond one year has been reclassified to noncurrent liabilities. In connection with this transaction, the Company also issued to the nonaffiliated party warrants to purchase 100,000 shares of common stock at an exercise price of $0.20 per share, expiring in three years.

In addition, in May 2003, the Company entered into a $3,200,000 asset based financing arrangement with a financial institution. Amounts available under the financing arrangement, with expires in May 2006, are limited to approximately 80% of qualified accounts receivable, which will be less than the balance of accounts receivable as reflected on our balance sheet. In connection with this transaction, the Company also issued to the financial institution warrants to purchase 10,000 shares of common stock at an exercise price of $0.20 per share, expiring in three years.

In May 2003, the Company entered into an agreement to establish a limited liability company for the purpose of owning and operating a fixed site PET facility in Houston, Texas. The Company estimates that the limited liability company will require approximately $500,000 of working capital, which will be contributed by the Company or other investors in the limited liability company.

On May 12, 2003, the Company entered into an agreement with a nonaffiliated third party to purchase certain assets used for the manufacture of the radiopharmaceutical used in our business, at an existing site. The purchase price for the assets is $1,000,000, of which a refundable deposit of $500,000 has been paid. The refundable deposit includes $250,000 recorded as a loan receivable as of March 31, 2003. If the transaction is not consummated by May 26, 2003, in lieu of repayment of the refundable deposit to the Company, the seller has the option to negotiate with the Company for the establishment of a joint venture between the seller and the Company to operate the facility.

PART I. Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Overview

Molecular Imaging Corporation (formerly Mobile PET Systems, Inc.) is a national service provider of Positron Emission Tomography (PET) imaging services. PET is a molecular imaging procedure used to diagnose and stage cancer, heart disease and neurological deficits. Our medical service business enables hospitals and other healthcare professionals the ability to access this advanced diagnostic imaging patient service.

Under a service agreement, we provide hospitals and physicians access to our state-of-the-art PET imaging systems, which can be integrated on mobile coaches or in stationary facilities. We can also provide licensed technical personnel who operate the equipment and perform the technical PET imaging procedure; daily operations and logistical support; marketing, education and billing and collections; and third-party contracting services. Patient imaging procedures are typically implemented under the direction of a licensed staff physician provided by the medical institution.

As of March 31, 2003, we had eighteen mobile units deployed providing our services to approximately 76 healthcare facilities in 22 states. We believe there are and will be significant opportunities to develop and operate additional mobile and stationary PET facilities.

We owned and operated the only private sector stationary PET facility in the United Kingdom (London PET Centre). We sold this facility in July 2002. The results of operations of the London PET Centre for the three and nine month periods ended March 31, 2002 and 2003 have been reclassified as income (loss) from operations of discontinued operations.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. These principles require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Estimated amounts may differ under different assumptions or conditions, and actual results could differ from the estimates. The following critical accounting policy, among others, affects the judgments and estimates used in the preparation of our financial statements.

Revenue Recognition

Service revenues from health care organizations are recognized when services are rendered.

Service revenues from third party payors are reported at net realizable amounts. Revenue under third party payor agreements is subject to adjustment. Provisions for estimated third party payor settlements are provided in the period the related services are rendered and are based on final settlement history. Differences between estimated amounts and accrued and interim and final settlements are reported in operations in the period of settlement.

Results of Operations

Three Months Ended March 31, 2003

Service revenues for the three months ended March 31, 2003 were $5,650,896, compared to service revenues for the three months ended March 31, 2002 of $4,249,770. Our cost of service revenues for the three months ended March 31, 2003 were $3,141,296, compared to $2,727,053 for the three months ended March 31, 2002. These results exclude the operations of the London PET Centre. The substantial difference in service revenues is largely attributable to eighteen units being deployed during the three months ended March 31, 2003 as compared to fifteen units being deployed during the three months ended March 31, 2002, as well as better utilization of each existing unit. The cost of service revenues represents salaries paid to technologists and drivers, system maintenance, transportation and insurance on our mobile PET systems.

The gross profit percentage increased from 35.8% for the three months ended March 31, 2002 to 44.4% for the three months ended March 31, 2003 primarily for the following reasons:

Gross profit percentage for the three months ended March 31, 2002	35.8%
Transportation services	3.0
Depreciation expense	2.1
Equipment rental	2.3
Service contracts and repairs	(1.1)
Medical supplies	2.0
Other	.3

Gross profit percentage for the three months ended March 31, 2003	44.4%

Our cost of transportation services decreased because we hired more of our own drivers and used fewer outside transportation services in the three months ended March 31, 2003. While our depreciation expense increased in absolute dollars in the three months ended March 31, 2003, it decreased as a percentage of service revenues because of the substantial increase in service revenues. Equipment rental remained relatively constant in terms of absolute dollars, but decreased as a percentage of service revenues since a greater portion of our service revenues are generated from units that we are purchasing as opposed to renting. Our cost of service contracts and repairs increased over the three months ended March 31, 2002 since more of our units are no longer covered by warranty and require maintenance contracts or the use of other repair sources. Our cost of medical supplies decreased as a percent of service revenues since more of our customers now provide their own medical supplies.

The gross profit percentage increased from 39.5% for the three months ended December 31, 2002 to 44.4% for the three months ended March 31, 2003 primarily for the following reasons:

Gross profit percentage for the three months ended December 31, 2002	39.5%
Equipment rental	2.6
Service contracts and repairs	2.8
Other	(.5)

Gross profit percentage for the three months ended March 31, 2003	44.4%

Equipment rental decreased as a percentage of service revenues since a greater portion of our service revenues are generated from units that we are purchasing as opposed to renting. Our cost of service contracts and repairs decreased in the three months ended March 31, 2003 from the three months ended December 31, 2002 as we utilized a fewer number of maintenance contracts. We would expect that our service contracts and repairs costs will increase as a percentage of service revenues as we add maintenance contracts to cover all of our units in the fourth quarter of fiscal year 2003.

Selling and marketing expenses increased from $363,639 for the three months ended March 31, 2002 to $385,981 for the three months ended March 31, 2003 primarily because of higher sales salaries and commissions. General and administrative expenses decreased from $1,703,492 for the three months ended March 31, 2002 to $1,534,882 for the three months ended March 31, 2003 primarily because of common stock issued for services during the three months ended March 31, 2002.

We realized net income for the three months ended March 31, 2003 of $61,921 as compared to a net loss of $1,161,761 for the three months ended March 31, 2002. The March 31, 2003 quarter is the first quarter the Company has realized net income from continuing operations. The quarterly net income was the result of increased service revenues, higher gross profit margins and decreased general and administrative expenses, as discussed above.

Nine Months Ended March 31, 2003

Service revenues for the nine months ended March 31, 2003 were $15,262,591 as compared to service revenues for the nine months ended March 31, 2002 of $11,519,484. The substantial difference in service revenues is largely attributable to the deployment of three new units during the nine months ended March 31, 2003 (including two new units at the end of calendar year 2002), as well as better utilization of each existing unit. Our cost of service revenues for the nine months ended March 31, 2003 were $9,262,883 as compared to cost of service revenues for the nine months ended March 31, 2002 of $7,171,873.

The gross profit percentage increased from 37.7% for the nine months ended March 31, 2002 to 39.3% for the nine months ended March 31, 2003 primarily for the following reasons:

Gross profit percentage for the nine months ended March 31, 2002	37.7%
Transportation services	2.3
Depreciation expense	4.0
Service contracts and repairs	(4.1)
Other	(.6)

Gross profit percentage for the nine months ended March 31, 2003	39.3%

Our cost of transportation services decreased because we hired more of our own drivers and used fewer outside transportation services in the nine months ended March 31, 2003. Our depreciation expense remained relatively constant in terms of absolute dollars in the nine months ended March 31, 2003, but decreased as a percentage of service revenues because of the substantial increase in service revenues. Our cost of service contracts and repairs increased over the nine months ended March 31, 2002 since more of our units are no longer covered by warranty and require maintenance contracts or the use of other repair sources.

Selling and marketing expenses increased from $1,134,555 for the nine months ended March 31, 2002 to $1,354,014 for the nine months ended March 31, 2003 primarily because of higher sales salaries and commissions. General and administrative expenses decreased from $4,893,479 for the nine months ended March 31, 2002 to $4,491,913 for the nine months ended March 31, 2003 primarily because of common stock issued for services during the nine months ended March 31, 2002.

Other income (expenses) for the nine months ended March 31, 2003 consists primarily of income resulting from the settlement of claims under a Preferred Provider Radiopharmaceutical Agreement with P.E.T. Net Pharmaceuticals, Inc.

Expanding Our Business

We continue our efforts to develop and expand our service business by increasing utilization of our existing units, and deploying additional mobile and stationary PET systems. We may continue to incur additional losses as we pursue our development and expansion efforts. The majority of our costs are fixed; so increased revenues as a result of increased utilization may increase our gross profit and income, while lower utilization may result in lower gross profit and income.

One measure that management uses to evaluate our progress is average revenues per weekday for all units. We calculate average revenues per weekday for all units by dividing total weekday revenues by the number of weekdays in the relevant period, excluding holidays. We exclude Saturdays from this calculation since not all of our units are scheduled for Saturday service. For reasons described above, for the three and nine months ended March 31, 2003, our average revenues per weekday for all units increased to approximately $84,141 and $75,427, respectively, from average revenues per weekday for all units of approximately $63,658 and $58,975 for the three and nine months ended March 31, 2002, respectively. Our future revenues will principally be a function of the number of operating units in service, the volume of patient procedures and the fees earned per procedure. We generate substantially all our revenues from our service agreements with hospitals and other health care providers. We have a satisfactory record of account collections, however there can be no assurance that this trend will continue and, accordingly, we have established an allowance for uncollectable accounts receivable. Lower reimbursement by public and private insurers may also impact the revenues we can generate from our operations. There can be no assurance that we will be able to maintain or increase the number of patient procedures or that our allowances for doubtful accounts receivable will be sufficient.

We are working with third parties to develop stationary imaging centers that we will operate as “Independent Diagnostic Testing Facilities” (IDTF). Under the IDTF model, patient billings will be submitted directly to Medicare or insurance carriers at higher rates than billings for mobile services to hospitals or clinics. In addition, Medicare and insurance reimbursement rates are currently higher for PET services performed at an IDTF than for the same services performed as a hospital based service. Under the IDTF model, lower scans per day are typically necessary to reach break-even because of the higher amount of reimbursement. Because patient billings are submitted directly to Medicare and insurance carriers under the IDTF model, we may experience a longer period of time between billing and collection than we experience from our traditional mobile services.

These stationary imaging centers are identified and selected based on input from hospital administrators, imaging center operators or physician groups who want to offer molecular imaging on their campus. We analyze the marketplace demographics, local competition, tumor board statistics, referring physician demographics and the availability of an on-site physician champion to increase the vitality of the PET service. As permitted under state and federal laws, we may also partner with third party investors in the development and operation of these stationary imaging centers.

Since our inception we have incurred significant losses. Through March 31, 2003, we have an accumulated deficit of $23,721,950, which we have financed primarily through equity sales. For the three and nine months ended March 31, 2003, we recognized income (loss) from continuing operations of $61,921 and $(1,142,337), respectively, compared to losses from continuing operations of $(1,035,957) and $(3,202,223) for the three and nine months ended March 31, 2002, respectively. Because of the sale of the London PET Centre, there was net income available to common shareholders of $1,059,131 for the nine months ended March 31, 2003, compared to a net loss available to common shareholders of $(3,718,936) for the nine months ended March 31, 2002.

Subject to obtaining additional financing, we are also seeking to deploy additional mobile units or stationary sites, which will reduce per unit operating costs. However, we can give no assurances that we will be able to deploy such additional units or sites, or that the deployment of such additional units or sites would reduce our per unit operating costs. As a result, in order to maintain profitability, we will need to continue to increase revenues and effectively manage our operating overhead.

PART I. ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS (continued)

Liquidity and Capital Resources

At March 31, 2003, our total assets were $21,375,702, compared to $20,876,584 at June 30, 2002. The increase was primarily the result of new mobile units being added as fixed assets, offset by the sale of assets from the London PET Centre Ltd. Our current assets at March 31, 2003 totaled $4,862,234, and our current liabilities were $7,983,117, as compared to current assets of $5,037,607 and current liabilities of $12,581,697 at June 30, 2002. Our current liabilities exceed current assets because, under Generally Accepted Accounting Principles, we are required to record as a current liability our capital lease obligations due within the next twelve months. As discussed in Note 9 - Commitments, several of our units are also financed under non-cancelable operating leases that are not recorded as liabilities until the monthly payment is due. Our current assets, on the other hand, include only those accounts receivable that are outstanding from service revenues recognized and typically represent 30 to 60 days of service revenues. Shareholders’ equity increased to $3,789,875 at March 31, 2003, from ($379,795) at June 30, 2002, due primarily to the gain on the sale of the London PET Centre of $2,219,300 and private placements of common stock of $6,185,406, net of offering costs less the redemption of the Series A and Series B Preferred Stock of $3,784,072 and the loss from continuing operations of $1,142,337. We used the net proceeds from these transactions to make payments of accounts payable and certain other obligations.

While we believe that our available cash, short-term assets, and other resources will be sufficient to fund our operations and capital expenditures through the current fiscal year, our results of operations will have an impact on our cash needs beyond that time. We are currently pursuing several financing opportunities as well as working to achieve sustained profitability from operations. In May 2003, certain leases, which previously had restricted the use of cash and accounts receivable, contained financial ratio covenants and required the personal guarantee of the chief executive officer, were assigned to a non-affiliated party and the lease provisions were modified. These leases had previously been in default because of our failure to meet a required debt service coverage ratio. As a result of the default, obligations under capital lease—current previously included the full amount of these lease obligations. The modified provisions of the leases contain no restrictions on the use of cash, do not contain any financial ratio covenants and do not require any personal guarantee. As a result, the default on these leases has been released and the amount of lease obligations previously included in obligations under capital lease—current that extend beyond one year has been reclassified to noncurrent liabilities. In addition, in May 2003, we entered into a $3,200,000 asset based financing arrangement with a financial institution. Amounts available for borrowing under the financing arrangement, which expires in May 2006, are limited to approximately 80% of qualified accounts receivable, which will be less than the balance of accounts receivable as reflected on our balance sheet. The ability to borrow against these assets will provide us greater flexibility with our cash needs. If we are unable to generate sufficient service revenues to fund continuing operations or achieve sustained profitability, or if we are unable to successfully complete any of the proposed financing activities, our operations will need to be significantly reduced or will otherwise suffer. In addition, we may be required to raise additional capital to add or acquire additional mobile units or stationary sites, or for other operating purposes. We are continually exploring various financing alternatives, but there can be no assurance that any additional debt or equity financing will be available on commercially reasonable terms or at all.

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

High cost, concerns by patients and physicians relating to safety and efficacy, and the substantial acceptance of other diagnostic tools such as MRIs or CT scans may interfere with the growing acceptance of PET technology. We may need to hire additional technologists, sales and marketing personnel to grow the acceptance of our services. We believe PET technology is now accepted as a valid diagnostic and staging tool for certain conditions, but we cannot be sure that utilization will continue to expand for other conditions.

Our future revenues and profitability depend in part on our ability to demonstrate to hospitals the potential cost savings and patient benefits of the PET procedure over traditional diagnostic imaging procedures. Our ability to achieve profitability in the future will depend in part on our ability to successfully market and sell PET services on a wide scale. If we do not become profitable, we may not be able to continue our operations.

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

We purchase our PET systems and maintenance services from a limited group of qualified suppliers: CTI Molecular Imaging, Inc. of Knoxville TN.; Siemens Medical Systems, Inc. of Iselin NJ; and GE Medical Systems of Milwaukee, WI. While we believe that alternative suppliers could be found for PET systems or maintenance services, there can be no assurance that any supplier could be replaced in a timely manner. Any interruption in the supply and/or delivery of the PET system or maintenance services could materially harm our ability to expand our revenues and, thereby adversely affect our financial condition and results from operations.

We may be unable to provide adequate support to our customers, and this may adversely affect our relationship with them.

We have limited experience with widespread deployment of our products and services to a diverse customer base, and there can be no assurance that we will have adequate personnel to provide the level of support that our customers may require during initial service implementation or on an ongoing basis. An inability to provide sufficient support to our customers could have an adverse affect on our reputation and relationship with our customers, prevent us from gaining new customers, and adversely affect our business, financial condition or results of operations.

The PET equipment may become technologically obsolete and our business could be harmed.

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

Upon expiration of our clients’ contracts, we are subject to the risk that clients will cease using our services and purchase or lease their own PET systems, use our competitors’ services or rely on alternate imaging technologies. Approximately twenty-eight percent of our client contracts expire in 2003; thirty-two percent in 2004; twenty-two percent in 2005; fourteen percent in 2006; three percent in 2007; and one percent in 2008. Moreover, one-third of our client contracts permit the client, upon typically 180 days notice, to terminate the contract “without cause,” and two-thirds of our client contracts permit the client, upon typically 180 days notice, to terminate the contract if the client develops their own fixed site PET services. In addition, a portion of our contracts do not have minimum usage requirements.

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

The success of the IDTF business model depends on our ability to accurately predict patient demand for our services, the maintenance of higher reimbursement rates for the IDTF model, and our selection of quality business partners.

We are working with third parties to develop stationary imaging centers that we will operate as IDTFs. These stationary imaging centers are identified and selected based on input from hospital administrators, imaging center operators or physician groups who want to offer molecular imaging on their campus. We analyze the marketplace demographics, local competition, tumor board statistics, referring physician demographics and the availability of an on-site PET champion to increase the vitality of the PET service. As permitted under state and federal laws, we may also partner with third party investors in the development and operation of these stationary imaging centers. We anticipate that these partnerships would be in the form of a limited liability company or similar legal entity in which we would have a majority ownership, control and management rights.

While we will use our experience and knowledge of the PET marketplace to select IDTF imaging centers that we believe will be successful, there can be no assurances that our selection process will result in an IDTF that is profitable. Also, the factors upon which we select the IDTF imaging center may change after commencement of operations of the site that could result in reduced patient use and revenues and have an adverse impact on our business. Also, there are no assurances that the current reimbursement rates for IDTF imaging centers will remain higher than those for hospital based services. A reduction in such reimbursement rates could have an adverse impact on the operation of the IDTF model.

The success of our IDTF model will also depend on our ability to select quality partners who can assist in the development and operation of those imaging centers and our ability to implement agreements with such third parties that will protect our rights with respect to the management and operation of these imaging centers. While we will use our experience to select quality business partners, there can be no assurance that such partners will act in our best interest, or that our agreements with such partners will adequately protect our rights in the event of a dispute with such partners. The federal and state laws and regulations described above also impact our ability to partner with third parties for the development and operation of IDTF imaging centers, and any changes in such laws, or changes in the interpretations of such laws, could restrict our ability to enter into such partnerships. Also, the failure by such partners to comply with the applicable state and federal laws and regulations described above could result in penalties, damages, fines or a curtailment in our operations which could adversely affect our ability to operate our business.

The loss of any of our key managers could adversely affect our business, including our ability to develop and market our products.

We depend to a considerable degree on a limited number of key personnel. The loss of the services of key members of our management team could harm our business. Our success will also depend, among other factors, on the successful recruitment and retention of qualified sales persons, technologists and other personnel. It is impossible to predict the availability of qualified sales persons and technologists or the compensation levels that will be required to hire them. In particular, there is a very high demand for qualified technologists who are necessary to operate our systems. We may not be able to hire or retain a sufficient number of technologists, and we may be required to pay bonuses and higher salaries to our technologists, which would increase our expenses. The loss of the services of any member of our senior management or our inability to hire or retain qualified sales persons and skilled technologists at economically reasonable compensation levels could adverse affect our ability to operate and grow our business.

If we fail to compete successfully, our revenues and operating results will be adversely affected.

Many of our competitors have substantially greater financial resources and experience than us. Furthermore, we expect that other companies will enter the mobile and stationary PET market, particularly as PET services gain increasing market acceptance. Our competitors may be able to develop technologies, procedures or products that are more effective or economical than ours, or that would render the PET procedure obsolete or noncompetitive. Some of our customers may be capable of providing the same services to their patients directly by purchasing or leasing their own PET imaging systems. In addition, the hospital industry has been

PART I. ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS (continued)

experiencing a trend towards consolidation, which trend could reduce a sector of our potential customer base and increase competition for available customers.

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

Federal regulations affect the ability of a Medicare service provider such as a hospital or medical group to include a service or facility as provider-based for purposes of Medicare reimbursement. Historically, provider-based status has allowed a provider to obtain more favorable Medicare reimbursement for services like the ones we provide. While the Medicare, Medicaid and SCHIP Benefits and Improvement Act of 2000 offers some relief for facilities recognized as provider-based on October 1, 2000, under these regulations, some of our clients may have difficulty qualifying our services for provider-based status. If a client cannot obtain provider-based status for our services, then the provider might decide not to contract or to continue to contract with us or might acquire a fixed base PET system.

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

Although there is currently no pending legal proceeding, the Company received notice, dated April 4, 2002, from Finova Capital Corporation of an event of default relating to certain violations of debt service ratio covenants contained in capital equipment leases with the Company. These leases were assigned to a non-affiliated entity on May 5, 2003 and the provisions of the leases were modified. As a result, the default on these leases was released.

ITEM 2. CHANGES IN SECURITIES

Changes in Securities.

In January 2003, we granted 187,500 options to American Financial Communications, Inc. as compensation for services provided. These options vested immediately, were exercisable at a price of $0.01 per share and were exercised in January 2003. The issuance of options was in reliance on Section 4(2) of the Act.

Effective October 28, 2002, we entered into an employment agreement with Craig Froley pursuant to which he became our Senior Vice President of Business Development. Pursuant to the terms of that agreement, we granted Mr. Froley 250,000 options under the 1999 Stock Option Plan to purchase common stock at a price of $0.60 per share, and a warrant to purchase 100,000 shares of common stock at a price of $0.60 per share. The issuance of warrants was in reliance on Section 4(2) of the Act. Mr. Froley’s employment with the Company concluded in March 2003. Pursuant to the terms of the employment and option and warrant agreements with Mr. Froley, all options and warrants granted by the Company to Mr. Froley terminated effective upon the conclusion of his employment with the Company.

Effective March 18, 2003, we entered into an employment agreement with John H. Mishalanie pursuant to which he became our Senior Vice President of Sales and Marketing. Pursuant to the terms of that agreement, we granted Mr. Mishalanie 250,000 options under the 1999 Stock Option Plan to purchase common stock at a price of $0.18 per share. The options vest at a rate of 6,944 shares per month with a final month vesting of 6,960 shares, commencing on April 30, 2003. The options are exercisable until March 31, 2007.

In May 2003, we granted 100,000 warrants to Ascendiant Capital Group, Inc. in consideration for the assignment and modification of the provisions of certain leases. The warrants vest immediately, are exercisable at a price of $0.20 per share and expire in three years. The issuance of warrants was in reliance on Section 4(2) of the Act.

In May 2003, we granted 10,000 warrants to Meridian Commercial Healthcare Finance, LLC in consideration for the establishment of an asset based financing arrangement. The warrants vest immediately, are exercisable at a price of $0.20 per share and expire in three years. The issuance of warrants was in reliance on Section 4(2) of the Act.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 1, 2003, the Company held its Annual Meeting of Stockholders at The Bay Club Hotel & Marina, 2131 Shelter Island Drive, San Diego, California at 10:00 AM. A quorum of shareholders was present in person or by proxy.

Proposal 1.

At the meeting, the following directors were elected to serve until the next annual meeting or their successor is elected, by the indicated votes:

	For	Abstain	Withheld

Paul Crowe	46,575,461	88,802	73,637
Robert Bush	46,575,461	88,802	91,008
Axel Steudle	46,575,461	88,802	11,717
Jeffrey Rush, M.D.	46,575,461	88,802	9,962
Peter Conti, M.D., Ph.D.	46,575,461	88,802	55,167
Albert Haussener	46,575,461	88,802	55,017
Thomas Insley	46,575,461	88,802	90,842

Proposal 2.

At the same meeting, the shareholders approved of an amendment to our Amended and Restated Certificate of Incorporation to change our name to “Molecular Imaging Corporation.” This proposal was approved by the following vote:

For:	46,461,510
Against:	50,050
Abstain:	41,711

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit 10.48—Employment Agreement dated March 18, 2003 by and between Mobile PET Systems, Inc. and John H. Mishalanie

Exhibit 99.1—Certification Pursuant to Section 906 of Sarbanes-Oxley Act 2002 (furnished, not filed).

(b) Reports on Form 8-K

Form 8-K was filed with the Securities and Exchange Commission on May 2, 2003 regarding a press release, dated May 1, 2003 announcing unaudited results of operations for the three and nine months ended March 31, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOLECULAR IMAGING CORPORATION a Delaware corporation
By:	/s/ THOMAS H. INSLEY

Thomas H. Insley, Chief Financial Officer and Secretary

Date: May 15, 2003

CERTIFICATIONS

1. Chief Executive Officer

I, Paul J. Crowe, certify that:

1.

I have reviewed this quarterly report on Form 10-QSB of Molecular Imaging Corporation;

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

Paul J. Crowe Chief Executive Officer

Date: May 15, 2003

2. Chief Financial Officer

I, Thomas H. Insley, certify that:

1.

I have reviewed this quarterly report on Form 10-QSB of Molecular Imaging Corporation;

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

Date: May 15, 2003