Form 10KSB/A
period 2002-06-30
MOLECULAR IMAGING CORP
filed 2003-07-10
CIK 1097181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 3

to

Form 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2002

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission file number 000-27915

MOLECULAR IMAGING CORPORATION

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

As of June 30, 2002, we had fifteen mobile units deployed providing our services to approximately 75 healthcare facilities in 22 states. We believe there are and will be significant opportunities to develop and operate additional mobile and stationary PET facilities.

We owned and operated the only private sector stationary PET facility in the United Kingdom (London PET Centre). We sold this facility in July 2002. We measured the financial position and results of operations of our United Kingdom subsidiaries using local currency as the functional currency. We translated our assets and liabilities into U.S. dollars at the rates of exchange at the balance sheet date and translated our statement of operations using the average exchange rates prevailing throughout the reporting period. We have accumulated the translation gains or losses resulting from the changes in the exchange rates from quarter-to-quarter in a separate component of shareholder’s equity. Transaction gains and losses are reflected in the statements of cash flows as the effect of exchange rate changes on cash.

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

Results of Operations

Twelve Months Ended June 30, 2002

Service revenues for the twelve months ended June 30, 2002 were $17,603,130, compared to service revenues for the twelve months ended June 30, 2001 of $7,163,312. Our cost of service revenues for the twelve months ended June 30, 2002 were $10,909,175, compared to $5,183,434 for the twelve months ended June 30, 2001. The substantial difference in service revenues is largely attributable to better utilization of each existing unit. The cost of service revenues represents salaries paid to technologists and drivers, system maintenance, transportation and insurance on our mobile PET systems.

The gross profit percentage increased from 27.6% for the twelve months ended June 30, 2001 to 38.0% for the twelve months ended June 30, 2002 primarily for the following reasons:

Gross profit percentage for the twelve months ended June 30, 2001	27.6%

Transportation services	(3.7)
Depreciation expense	13.8
Equipment rental	(8.8)
Service contracts and repairs	(4.7)
Medical supplies	8.2
Technologist/Driver salaries and wages	7.4
Other	(1.8)
Gross profit percentage for the twelve months ended June 30, 2002	38.0%

Our cost of transportation services increased because we hired less of our own drivers and used more outside transportation services in the twelve months ended June 30, 2002. While our depreciation expense increased in absolute dollars in the twelve months ended June 30, 2002, it decreased as a percentage of service revenues because of the substantial increase in service revenues. Equipment rental increased as we rented a new unit and the two previously rented units now represented a full years rental. Our cost of service contracts and repairs increased over the twelve months ended June 30, 2001 since more of our units are no longer covered by warranty and require maintenance contracts or the use of other repair sources. Our cost of medical supplies increased as a percent of service revenues as less of our customers now provide their own medical supplies. Although our salaries and wages for our technologists and drivers increased in absolute dollars in the twelve months ended June 30, 2002, it decreased as a percentage of service revenues because of the substantial increase in revenues.

Selling and marketing expenses decreased from $3,367,693 for the twelve months ended June 30, 2001 to $2,013,520 for the twelve months ended June 30, 2002 primarily from a substantial reduction in our sales force during the year ended June 30, 2002, which reduced salaries by $1,180,833 and travel costs by $563,018. General and administrative expenses increased from $6,195,430 for the twelve months ended June 30, 2001 to $8,314,077 for the twelve months ended June 30, 2002 primarily from increased investor relations fees of $916,359 (including non-cash charges of $875,000 related to common stock issued as a fee for such services), increased professional and consulting fees of $422,857 (including non-cash charges of $225,000 related to the settlement of a consulting contract), increased expenses of the London PET Centre of $102,602 and increased late fees and other finance fees of $260,635 during the twelve months ended June 30, 2002.

Our net loss for the twelve months ended June 30, 2002 of $5,823,489 was a substantial improvement over the net loss of $9,797,942 for the twelve months ended June 30, 2001.

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

One measure that management uses to evaluate our progress is average revenues per weekday for all units. We calculate average revenues per weekday for all units by dividing total weekday revenues by the number of weekdays in the relevant period, excluding holidays. We exclude Saturdays from this calculation since not all of our units are scheduled for Saturday service. For reasons described above, for the twelve months ended June 30, 2002, our average revenues per weekday for all units increased to approximately $67,704, from average revenues per weekday for all units of approximately $27,551 for the twelve months ended June 30, 2001. Our future revenues will principally be a function of the number of operating units in service, the volume of patient procedures and the fees earned per procedure. We generate substantially all our revenues from our service agreements with hospitals and other health care providers. We have a satisfactory record of account collections, however there can be no assurance that this trend will continue and, accordingly, we have established an allowance for uncollectable accounts receivable. Lower reimbursement by public and private insurers may also impact the revenues we can generate from our operations. There can be no assurance that we will be able to maintain or increase the number of patient procedures or that our allowances for doubtful accounts receivable will be sufficient.

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

Since our inception we have incurred significant losses. Through June 30, 2002, we have an accumulated deficit of $26,410,567, which we have financed primarily through equity sales. For the twelve months ended June 30, 2002, we recognized a loss from continuing operations of $5,823,489 compared to a loss from continuing operations of $9,797,942 for the twelve months ended June 30, 2001. There was net loss available to common shareholders of $5,823,489 for the twelve months ended June 30, 2002, compared to a net loss available to common shareholders of $10,552,752 for the twelve months ended June 30, 2001.

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

ITEM 6.

MANAGEMENT’S	DISCUSSION AND ANALYSIS (continued)

Liquidity and Capital Resources

At June 30, 2002, our total assets were $20,876,584, compared to $21,947,273 at June 30, 2001. The decrease was primarily the result of a reduction in net property and equipment due to depreciation, offset by a lesser increase in accounts receivable. Our current assets at June 30, 2002 totaled $5,037,607, and our current liabilities were $12,581,697, as compared to current assets of $3,444,272 and current liabilities of $8,149,809 at June 30, 2001. Our current liabilities exceed current assets because, under Generally Accepted Accounting Principles, we are required to record as a current liability our capital lease obligations due within the next twelve months. As discussed in Note 9—Commitments, several of our units are also financed under non-cancelable operating leases that are not recorded as liabilities until the monthly payment is due. Our current assets, on the other hand, include only those accounts receivable that are outstanding from service revenues recognized and typically represent 30 to 60 days of service revenues. Shareholders’ equity increased to ($3,866,505) at June 30, 2002, from ($4,993,780) at June 30, 2001, due primarily private placements of common stock of $4,230,000, net of offering costs, common stock issued through conversion of preferred stock of $1,118,569, common stock issued for services of $1,060,251, options and warrants issued as compensation and for services of $491,248, less $5,823,489 in operating loss. We used the net proceeds from these transactions to make payments of accounts payable and certain other obligations.

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

PETERSON & CO.

San Diego, California

July 3, 2003

MOBILE PET SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

June 30, 2002 and 2001

	2002	2001
ASSETS
Current assets
Cash	$94,143	$63,080
Accounts receivable, net of allowance for doubtful accounts of $116,000 and $116,000 at June 30, 2002 and 2001, respectively	3,419,701	2,056,752
Prepaid expenses	676,076	838,164
Deposits and other assets	847,687	486,276

Total current assets	5,037,607	3,444,272

Property and equipment, net	15,146,597	17,708,992

Other assets
Accrued interest receivable	10,573	10,573
Due from London Radiosurgical Centre, Ltd	129,317	238,566
Subordinated equity participation	200,000	200,000
Restricted cash	352,490	344,870

Total assets	$20,876,584	$21,947,273

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$4,315,483	$2,413,170
Current portion of long-term debt	27,730	18,071
Loans payable to related parties	504,650	475,000
Accrued and other liabilities	793,134	1,256,482
Other liabilities	301,448	38,703
Obligations under capital lease—current	6,639,252	3,948,383

Total current liabilities	12,581,697	8,149,809

Noncurrent Liabilities
Obligations under capital lease	8,602,488	14,104,610
Long-term debt	72,194	81,355

Total liabilities	21,256,379	22,335,774

Mandatorily redeemable preferred stock; 10,000,000 shares authorized
Preferred stock series A; 23 and 34 shares issued and outstanding at June 30, 2002 and June 30, 2001, respectively	1,441,912	2,560,481
Preferred stock series B; 27 and 30 shares issued and outstanding at June 30, 2002 and June 30, 2001, respectively	2,044,798	2,044,798

Shareholders’ equity (deficit)
Common stock; $0.0001 par value; 90,000,000 shares authorized; 44,966,267 and 25,484,086 shares issued and outstanding at June 30, 2002 and 2001, respectively	4,497	2,549
Additional paid in capital	22,852,226	15,911,106
Accumulated deficit	(26,410,567)	(20,587,078)
Foreign currency translation adjustment	(312,661)	(320,357)

Total shareholders’ equity	(3,866,505)	(4,993,780)

Total liabilities and shareholders’ equity	$20,876,584	$21,947,273

The accompanying notes are an integral part of these financial statements.

MOBILE PET SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended June 30, 2002 and 2001

	2002	2001
Service revenues	$17,603,130	$7,163,312
Cost of service revenues	10,909,175	5,183,434

Gross profit	6,693,955	1,979,878

Expenses
Selling and marketing	2,013,520	3,367,693
General and administrative	8,314,077	6,195,430

Total expenses	10,327,597	9,563,123

Loss from operations	(3,633,642)	(7,583,245)

Other Income (expense)
Interest income	8,359	32,137
Other expense	(29,389)	(9,760)
Interest expense	(2,167,217)	(2,235,474)

Total other income (expense)	(2,188,247)	(2,213,097)

Loss before provision for income taxes	(5,821,889)	(9,796,342)
Provision for income taxes	1,600	1,600

Net loss	(5,823,489)	(9,797,942)
Preferred stock dividend	—	754,810

Net loss—available to common shareholders	$(5,823,489)	$(10,552,752)

Loss per share—basic	$(0.18)	$(0.63)

Loss per share—diluted	$(0.18)	$(0.63)

The accompanying notes are an integral part of these financial statements.

MOBILE PET SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Years Ended June 30, 2002 and 2001

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Foreign Exchange Adjustment	Total
	No. of Shares	Amount
Balance as originally reported—June 30, 2000	14,944,658	$1,495	$8,580,888	$(8,415,771)	$(42,938)	$123,674
Prior period adjustment—reverse option credits			412,555	(412,555)		—
Reclassify manditorily redeemable preferred stock liability			300,000			300,000
Preferred stock dividend—beneficial conversion feature				(1,206,000)		(1,206,000)

Balance as restated—June 30, 2000	14,944,658	1,495	9,293,443	(10,034,326)	(42,938)	(782,326)
Preferred stock dividend—beneficial conversion feature				(414,580)		(414,580)
Recapitalization of preferred stock			(347,500)			(347,500)
Recapitalization of preferred stock—dividend				(273,956)		(273,956)
Common stock issued in private placement, net of offering costs	3,710,584	371	1,820,779			1,821,150
Common stock issued through the exercise of options	25,000	3	47,497			47,500
Common stock issued through conversion of preferred stock	1,716,157	171	1,721,586			1,721,757
Common stock issued through conversion of preferred stock dividends	75,356	8	66,266	(66,274)		—
Common stock issued through conversion of debt	1,875,000	188	749,812			750,000
Common stock issued through settlement agreement	2,733,981	273	749,727			750,000
Common stock subscribed, net of offering costs			1,000,000			1,000,000
Common stock issued for services	403,350	40	201,635			201,675
Options issued as compensation			600,061			600,061
Convertible debt intrinsic beneficial conversion feature			7,800			7,800
Net loss				(9,797,942)		(9,797,942)
Foreign currency translation adjustment					(277,419)	(277,419)

Balance—June 30, 2001	25,484,086	2,549	15,911,106	(20,587,078)	(320,357)	(4,993,780)
Common stock issued in private placement, net of offering costs	13,999,998	1,400	4,228,600			4,230,000
Common stock issued through conversion of preferred stock	2,158,138	215	1,118,354			1,118,569
Common stock issued as finders fee	161,714	16	(16)			—
Common stock issued for services	3,062,331	307	1,059,944			1,060,251
Common stock issued for compensation	100,000	10	42,990			43,000
Options and warrants issued as compensation and for services			491,248			491,248
Net loss				(5,823,489)		(5,823,489)
Foreign currency translation adjustment					7,696	7,696

Balance—June 30, 2002	44,966,267	$4,497	$22,852,226	$(26,410,567)	$(312,661)	$(3,866,505)

The accompanying notes are an integral part of these financial statements.

MOBILE PET SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended June 30, 2002 and 2001

	2002	2001
Cash flows from operating activities
Net loss	$(5,823,489)	$(9,797,942)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	3,102,398	2,353,268
Interest	—	53,807
Noncash stock option and warrant charges	491,248	600,061
Common stock issued for compensation	43,000	—
Common stock issued for services	1,060,251	201,675
(Increase) decrease in operating assets
Accounts receivable	(1,362,949)	(1,585,446)
Due from London Radiosurgical Centre, Ltd	109,249	219,634
Prepaid expenses	162,088	(596,403)
Deposits and other assets	(361,411)	842,814
Restricted cash	(7,620)	(15,390)
Accrued interest receivable	—	32,384
Increase (decrease) in operating liabilities
Accounts payable	1,902,313	1,780,771
Accrued and other liabilities	69,447	837,089
Deferred revenue	—	(12,714)

Net cash used in operating activities	(615,475)	(5,086,392)

Cash flows from investing activities
Capital expenditures	(540,003)	(326,471)

Net cash used in investing activities	(540,003)	(326,471)

Cash flows from financing activities
Repayment of loans	(317,502)	(9,327)
Proceeds from loans	77,600	1,333,753
Payments on obligations under capital lease	(2,811,253)	(1,359,782)
Common stock issued	4,230,000	3,618,650
Preferred stock issued	—	1,385,000

Net cash provided by financing activities	1,178,845	4,968,294

Net increase (decrease) in cash	23,367	(444,569)
Effect of exchange rate on changes in cash	7,696	(13,384)
Cash—beginning of year	63,080	521,033

Cash—end of year	$94,143	$63,080

SUPPLEMENTAL DISCLOSURES
Interest Paid	2,181,309	1,854,747
Income taxes paid	1,600	—
NON CASH INVESTING ACTIVITIES
Equipment under capital lease	—	13,730,169
NON CASH FINANCING ACTIVITIES
Preferred stock dividend-beneficial conversion feature	—	754,810
Conversion of debt to equity	—	750,000
Obligations under capital lease	—	13,730,169
Conversion of liability to note payable	20,000	—

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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE 3—ACQUISITIONS

Mobile PET Systems, Inc. was incorporated in the State of Nevada on December 1, 1998. On December 22, 1998, Mobile PET Systems, Inc.’s shareholders exchanged all of the 7,000,000 shares of outstanding common stock for 7,000,000 shares of common stock in Colony International Incorporated, (formerly American Coin and Stamp, Inc.), incorporated in the State of Delaware on August 21, 1995 and its wholly owned subsidiary Colony International Incorporated, incorporated in the State of Nevada on April 25, 1995. This exchange of shares was accounted for as a reverse merger, under the purchase method of accounting. Accordingly, the combination of the

MOBILE PET SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3—ACQUISITIONS (Continued)

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

NOTE 5—PROPERTY AND EQUIPMENT

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

NOTE 7—CAPITALIZATION

Preferred Stock

On January 20, 2000, the Company authorized for issuance ten million (10,000,000) shares of preferred stock having one hundredth of a cent ($0.0001) par value per share. On March 3, 2000 the Company designated and issued sixty (60) shares 8% Cumulative Convertible Redeemable Preferred, Series A Stock (“Series A”) for cash in the amount of $2,700,000, net of acquisition fees. The sixty (60) shares of Series A Stock provided an intrinsic value of beneficial conversion feature of approximately $1,206,000, which was recognized as a preferred stock dividend and the Series A Stock was recorded at a fair value of $3,906,000. Under this Securities Purchase Agreement the Company issued 120,000 warrants to purchase shares of common stock at an exercise price of $5 per share, which expire in March 2003. In addition, the buyer of the preferred stock agreed to purchase shares of common stock in the Company in tranches, subject to certain limitations, for an aggregate purchase price up to $10,000,000, at a price equal to eighty-five percent (85%) of the average closing bid price five (5) consecutive days immediately prior to the Company providing a tranche notice to the buyer. The Company has received an aggregate $1,075,000, net of offering costs, and issued 2,703,093 shares of common stock under this facility. This facility has not been utilized subsequent to June 30, 2001.

On May 30, 2001 the liquidation value was increased $50,000 to $58,937 per share when the Company entered into a Settlement Agreement and Conditional Release of a lawsuit surrounding the Securities Purchase Agreement, increasing the fair value of the Series A Stock an additional $376,238. The holders converted cumulative preferred dividends in the amount of $66,274 and converted 37 shares of Series A into 3,459,361 shares of common stock at various dates through June 30, 2002.

On September 21, 2000, the Company designated and subsequently issued thirty (30) shares of 8% Cumulative Convertible Redeemable Preferred Series B Stock (“Series B”) for cash in the amount of $1,385,000, net of

MOBILE PET SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7—CAPITALIZATION (Continued)

Preferred Stock (Continued)

acquisition fees. The thirty (30) shares of Series B Stock issued provided an intrinsic value of beneficial conversion feature of approximately $414,580, which was recognized as a preferred stock dividend and the Series B Stock was recorded at fair value in the amount of $1,799,580. In addition, under this Securities Purchase Agreement the Company issued 50,000 warrants to purchase shares of common stock at an exercise price of $3 per share and 29,851 warrants to purchase shares of common stock at an exercise price of $2.5125 per share. The warrants expire on September 30, 2005. On May 30, 2001 the liquidation value was increased from $50,000 to $58,937 per share when the Company entered into a Settlement Agreement and Conditional Release of a lawsuit surrounding the Securities Purchase Agreement, increasing the fair value of the Series B Stock an additional $376,238.

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

NOTE 7—CAPITALIZATION (Continued)

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

The Company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” under which no compensation cost for stock options is recognized for the stock option awards granted at or above fair market value. However, during the years ended June 30, 2002 and 2001 the Company recognized compensation expense of $195,628 and $600,661, respectively.

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

	June 30,
	2002	2001
Net loss
As reported	$(5,823,489)	$(9,797,942)
Pro forma	(6,738,895)	(11,278,421)
Net loss—available to common shareholders
As reported	$(5,823,489)	$(10,552,752)
Pro forma	(6,738,895)	(12,003,231)
Loss per share
As reported	$(0.18)	$(.63)
Pro forma	$(0.21)	$(.72)

MOBILE PET SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7—CAPITALIZATION (Continued)

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

NOTE 8—RELATED PARTY TRANSACTIONS (Continued)

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

On January 12, 2001, the Company received an eight percent (8%) bridge loan from an officer; director and shareholder in the amount of $25,000, with an original due date of March 12, 2001, and extended to December 1, 2001. The loan was paid in December 2001.

On January 17, 2001, the Company received an eight percent (8%) bridge loan from an officer, director and shareholder in the amount of $150,000, with an original due date of March 12, 2001. The note has been extended several times and is now due on September 1, 2002. At June 30, 2002, accrued interest is $17,392.

On February 5, 2001, the Company received an eight and one-half percent (8.5%) bridge loan from a shareholder in the amount of $500,000. At the option of the holder, the principal and accrued interest was convertible into shares of common stock at a conversion price of $1 per share. The option had a beneficial conversion feature in the amount of $7,800 that was recorded as debt discount and amortized as interest expense through the date the option expired. The option expired on March 22, 2001. On March 20, 2001, the Company received an additional bridge loan in the amount of $250,000, cancelled the note dated February 5, 2001 in the amount of $500,000, and issued a new convertible ten percent (10%) note in the amount of $750,000. At March 31, 2001 the balance of the note was $750,000, plus accrued interest in the amount of $7,267. At the option of the holder, the principal and accrued interest is convertible into shares of common stock at a conversion price of $.40 per share. The new loan did not have a beneficial conversion feature. On June 14, 2001 the holder converted the note into 1,875,000 shares of common stock.

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

NOTE 9—SECURITIES PURCHASE AGREEMENT

On March 3, 2000, the Company entered into a Security Purchase Agreement, pursuant to which the Company issued 60 shares of 8% Cumulative Convertible Redeemable Preferred, Series A Stock. On July 31, 2002 the Company entered into a redemption agreement to redeem all of the Series A Stock, described in Note 19. In addition, the buyer of the preferred stock agreed to purchase shares of common stock of the Company in tranches, subject to certain limitations, for an aggregate purchase price of up to $10,000,000, at a price equal to eighty five percent (85%) of the average closing bid price five (5) consecutive days immediately prior to the

MOBILE PET SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 9—SECURITIES PURCHASE AGREEMENT (Continued)

Company providing a tranche notice to the buyer. During the year ended June 30, 2001, the Company received $1,075,000, net of offering costs and subsequently issued 2,703,093 shares of common stock. There is an aggregate commitment remaining in the amount of $8,925,000 at June 30, 2002.

NOTE 10—INCOME TAXES

At June 30, 2002 the Company has a net operating loss carry forward for tax purposes of approximately $15,125,000 that expires through the year 2022. The Internal Revenue Code contains provisions which may limit the loss carry forward available if significant changes in shareholder ownership of the Company occur.

The components of the provision for income taxes for the years ended June 30, 2002 and 2001 are as follows:

	June 30,
	2002	2001
Current
Foreign	$—	$—
Federal	—	—
State	1,600	1,600
	1,600	1,600
Deferred
Foreign	—	—
Federal	—	—
State	—	—
	—	—
Provision for income taxes	$1,600	$1,600

The components of the net deferred tax assets were as follows:

	June 30,
	2002	2001
Deferred tax assets
Non-cash compensation	$512,465	$266,794
Organization and start-up costs	91,115	91,115
State tax benefit and other	803,310	441,682
Net operating loss carry forward	6,583,850	5,219,573
	7,990,740	6,019,164
Deferred tax liabilities
Depreciation	491,186	376,292
	7,499,554	5,642,872
Less valuation allowance	(7,499,554)	(5,642,872)
Net deferred tax assets	$—	$—

MOBILE PET SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11—LONG TERM DEBT

Long-term debt at June 30, 2002 and 2001 consists of the following:

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

The maturities of long-term debt for each of the succeeding four years subsequent to June 30, 2002, are as follows:

June 30,
2003	$27,730
2004	28,481
2005	30,096
2006	13,617

$99,924

NOTE 12—COMMITMENTS

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

The Company leases certain other PET equipment under capital leases. The equipment leases expire through March 2006. The Company’s assets secure the capital leases. The chief executive officer of the Company has personally guaranteed certain leases. Certain leases contain covenants that restrict the use of cash and require the Company to maintain financial ratios. The Company has been advised of its failure to maintain a debt service coverage ratio of not less than 1.25 to 1.00, placing three leases in default. Obligations under capital lease—current include $2,652,069 of lease obligations currently in default.

MOBILE PET SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 12—COMMITMENTS (Continued)

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

NOTE 13—RETIREMENT PLAN

On August 1, 2001 the Company established a defined contribution plan covering substantially all of its employees. Participation is limited to all regular employees who meet specific age and service requirements. The Company made no contributions during the year ended June 30, 2002.

NOTE 14—CONCENTRATIONS OF CREDIT RISK

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

MOBILE PET SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 15—EARNINGS (LOSS) PER SHARE

The computations of basic and diluted earnings per share from continuing operations for the years ended June 30, 2002 and 2001 were as follows:

	June 30,
	2002	2001
Loss per share—basic
Numerator:
Net loss—available to common shareholders	$(5,823,489)	$(10,522,752)
Denominator:
Weighted—average shares	31,960,313	16,740,203
Loss per share—basic	$(0.18)	$(0.63)
Loss per share—diluted
Numerator:
Net loss—available to common shareholders	$(5,823,489)	$(10,522,752)
Denominator:
Weighted—average shares	31,960,313	16,740,203
Loss per share—diluted	$(0.18)	$(0.63)

The weighted average shares listed below were not included in the computation of diluted loss per share because to do so would have been antidilutive for the years ended June 30, 2002 and 2001:

	June 30,
	2002	2001
Cumulative convertible redeemable preferred stock common stock equivalent	966,624	962,302
Employee stock options	6,177,688	4,629,014
Warrants	6,005,310	1,568,419

NOTE 16—RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In response to technical comments from the Securities & Exchange Commission (“SEC”), and in consultation with SEC staff, the Company has restated its previously issued financial statements for the years ended June 30, 2002 and 2001. Unaudited quarterly financial information for the first three quarters of the years ended June 30, 2003 and 2002 is also being restated in this filing. Set forth below is a comparison of the previously reported and restated consolidated balance sheets and statements of operation for the years ended June 30, 2002 and 2001, and a comparison of the previously reported and restated consolidated balance sheets and statements of operation for the first three quarters of the years ended June 30, 2003 and 2002.

MOBILE PET SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 16—RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (Continued)

The Company previously recorded compensation expense for issued and outstanding options granted to employees who terminated employment in the year ended June 30, 2002, thus forfeiting their unexercised options. The SEC staff has advised the Company that vested options that are returned to the Company as a result of the termination of employment should not result in a decrease in compensation expense. Accordingly, the Company has reversed the compensation expense for forfeited unexercised options.

	June 30,
	2002	2002	2001	2001
	As Originally Reported	As Restated	As Originally Reported	As Restated
Assets	$20,876,584	$20,876,584	$21,947,273	$21,947,273
Liabilities	$21,256,379	$21,256,379	$22,335,774	$22,335,774
Mandatorily redeemable preferred stock	$—	$3,486,710	$—	$4,605,279
Shareholders’ Equity	$(379,795)	$(3,866,505)	$(388,501)	$(4,993,780)

	For the Years Ended June 30
	2002	2002	2001	2001
	As Originally Reported	As Restated	As Originally Reported	As Restated
Revenues	$17,603,130	$17,603,130	$7,163,312	$7,163,312
Expenses	$22,439,850	$23,426,619	$16,775,108	$16,961,254
Income (loss) from operations	$(4,836,720)	$(5,823,489)	$(9,611,796)	$(9,797,942)
Preferred stock dividend	$236,625	$—	$478,525	$754,810
Net income (loss)—available to common shareholders	$(5,073,345)	$(5,823,489)	$(10,090,321)	$(10,552,752)
Net income (loss)—available to common shareholders-basic	$(0.16)	$(0.18)	$(0.60)	$(0.63)
Net income (loss)—available to common shareholders-diluted	$(0.16)	$(0.18)	$(0.60)	$(0.63)

MOBILE PET SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 16—RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (Continued)

The financial statements for the three months ended September 30, 2001 have been restated by reversing non-cash credits recorded against previously recognized compensation expense, for vested stock option awards, cancelled by termination of employment. Mandatorily redeemable preferred stock has been reclassified out of shareholders’ equity. The effect of the restatements is as follows:

	September 30,
	2001	2001
	As Originally Reported	As Restated
Assets	$21,453,464	$21,453,464
Liabilities	$21,393,620	$21,393,620
Mandatorily redeemable preferred stock	$—	$4,605,279
Preferred Stock-Series A and B	$3,801,421	$—
Shareholders’ Equity	$59,844	$(4,545,435)

	Theee Months Ended September 30,
	2001	2001
	As Originally Reported	As Restated
Revenues	$3,398,905	$3,398,905
Expenses	$4,455,222	$4,542,152
Income (loss) from operations of discontinued subsidiaries	$(1,056,317)	$(1,143,247)
Preferred stock dividend	$76,654	$—
Net income (loss)—available to common shareholders	$(1,132,971))	$(1,143,247)
Net income (loss)—available to common shareholders-basic	$(0.04)	$(0.04)
Net income (loss)—available to common shareholders-diluted	$(0.04)	$(0.04)

MOBILE PET SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 16—RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (Continued)

The financial statements for the three and six months ended December 31, 2001 have been restated by reversing non-cash credits recorded against previously recognized compensation expense, for vested stock option awards, cancelled by termination of employment. Mandatorily redeemable preferred stock has been reclassified out of shareholders’ equity. The effect of the restatements is as follows:

	Three Months Ended December 31,
	2001	2001
	As Originally Reported	As Restated
Revenues	$3,870,809	$3,870,809
Expenses	$5,157,362	$5,688,055
Income (loss) from operations	$(1,286,553)	$(1,817,246)
Preferred stock dividend	$76,033	$—
Net income (loss)—available to common shareholders	$(1,362,586)	$(1,817,246)
Net income (loss)—available to common shareholders-basic	$(0.04)	$(0.06)
Net income (loss)—available to common shareholders-diluted	$(0.04)	$(0.06)

	Six Months Ended December 31,
	2001	2001
	As Originally Reported	As Restated
Revenues	$7,269,714	$7,269,714
Expenses	$9,612,584	$10,230,207
Income (loss) from operations	$(2,342,870)	$(2,960,493)
Preferred stock dividend	$152,687	$—
Net income (loss)—available to common shareholders	$(2,495,557)	$(2,960,493)
Net income (loss)—available to common shareholders-basic	$0.08	$(0.09)
Net income (loss)—available to common shareholders-diluted	$0.08	$(0.09)

MOBILE PET SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 16—RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (Continued)

The financial statements for the three and nine months ended March 31, 2002 have been restated by reversing non-cash credits recorded against previously recognized compensation expense, for vested stock option awards, cancelled by termination of employment. Mandatorily redeemable preferred stock has been reclassified out of shareholders’ equity. The effect of the restatements is as follows:

			Three Months Ended March 31,
			2002	2002
			As Originally Reported	As Restated
Revenues			$4,249,770	$4,249,770
Expenses			$5,411,531	$5,459,850
Income (loss) from operations			$(1,161,761)	$(1,210,080)
Preferred stock dividend			$61,618	$—
Net income (loss)—available to common shareholders			$(1,223,379)	$(1,210,080)
Net income (loss)—available to common shareholders-basic			$(0.04)	$(0.04)
Net income (loss)—available to common shareholders-diluted	$0.00	$0.00	$ (0.04)	$(0.04)

	Nine Months Ended March 2002,
	2002	2002
	As Originally Reported	As Restated
Revenues	$11,519,484	$11,519,484
Expenses	$15,024,115	$15,690,057
Income (loss) from operations	$(3,504,631)	$(4,170,573)
Preferred stock dividend	$214,305	$—
Net income (loss)—available to common shareholders	$(3,718,936)	$(4,170,573)
Net income (loss)—available to common shareholders-basic	$(0.11)	$(0.13)
Net income (loss)—available to common shareholders-diluted	$(0.11)	$(0.13)

MOBILE PET SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 16—RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (Continued)

In July of 2002 the Company redeemed all of the outstanding shares of 8% Cumulative Convertible Redeemable Preferred, Series A Stock and Series B Stock (the “Redeemable Preferred Stock”) of the Company. The Securities Purchase Agreements under which the holders of Redeemable Preferred Stock purchased the shares provided that the Redeemable Preferred Stock was to be redeemable at the Company’s option, or at the option of the purchaser, if upon the purchaser’s notice of conversion to the Company the number of conversion shares of common stock exceed the number of shares of common stock authorized by the Company. In its previous public filings with the SEC, the Company classified the Redeemable Preferred Stock within stockholder’s equity pursuant to the requirements of Rule 5-02, caption 28(a) of Regulation S-X. Although the condition allowing for redemption by the purchaser did not occur prior to the Company’s redemption of the Redeemable Preferred Stock, SEC staff has advised the Company that because the price of the Company’s common stock could have fallen to a point such that the number of shares of common stock into which the Redeemable Preferred Stock could have been converted could have caused the Company to request its stockholders increase the number of authorized shares, that this event was outside the control of the Company, and the Redeemable Preferred Stock should therefore be classified outside stockholders’ equity. Accordingly, the Company has reclassified the Redeemable Preferred Stock outside stockholders’ equity as mandatory redeemable preferred stock.

The Company previously recorded compensation expense for issued and outstanding options granted to employees who terminated employment in the year ended June 30, 2002, thus forfeiting their unexercised options. The SEC staff has advised the Company that vested options that are returned to the Company as a result of the termination of employment should not result in a decrease in compensation expense. Accordingly, the Company has reversed the compensation expense for forfeited unexercised options.

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

NOTE 17—SUBSEQUENT EVENTS (Continued)

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

Pro Forma Balance Sheet (Unaudited)

	June 30, 2002	Sale of Subsidiaries	Stock Purchases	Redemption of Preferred Stock	Pro Forma June 30, 2002
Cash	$94,143	$2,106,409	$6,250,000	$(3,284,072)	$5,166,480
Other current assets	4,943,464	(197,210)	—	—	4,246,254
Property and equipment, net	15,146,597	(1,220,921)	—	—	13,925,676
Other assets	692,380	—	—	(500,000)	692,380
Total assets	$20,876,584	$688,278	$6,250,000	$(3,784,072)	$24,030,790
Current liabilities	12,581,697	(1,107,712)	—	—	11,473,985
Noncurrent liabilities	8,674,682	(806,244)	—	—	7,868,438
Mandatorily redeemable Preferred stock	3,486,710	—	—	(2,946,834)	2,946,834
Preferred stock	—	—	—	(3,486,710)	—
Common stock	4,497	—	282	—	4,779
Other shareholders’ equity (deficit)	(3,871,002)	2,602,234	6,249,718	(297,362)	4,683,588
Total liabilities and shareholders’ equity	$20,876,584	$688,278	$6,250,000	$(3,784,072)	$24,030,790

In August 2002, certain obligations under capital lease were paid as described in Note 12.

MOBILE PET SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pro Forma Statement of Operations (Unaudited)

	For the Year Ended June 30, 2002	Sale of Subsidiaries	Stock Purchases	Redemption of Preferred Stock	Pro Forma For the Year Ended June 30, 2002
Service revenues	17,603,130	$(1,301,121)	$—	$—	$16,302,009
Cost of sales	10,909,175	690,188	—	—	10,218,987

Gross profit	6,693,955	610,933	—	—	6,083,022
Expenses	10,327,597	849,867	—	—	9,477,730

Loss from operations	(3,633,642)	(238,934)	—	—	(3,394,708)
Other income (expense)	(2,188,247)	(169,348)	—	—	(2,018,899)

Loss before provision for income taxes	(5,821,889)	(408,282)	—	—	(5,413,607)
Provision for income taxes	1,600		—	—	1,600

Net income (loss)	(5,823,489)	(408,282)	—	—	(5,415,207)
Preferred stock dividend			—	—

Net income (loss)—available to common shareholders’	(5,823,489)	$(408,282)	$—	$—	$(5,415,207)

Loss per share—basic	$(0.18)	$(0.01)	$—	$—	$(0.17)

Loss per share—diluted	$(0.18)	$(0.01)	$—	$—	$(0.17)

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Date: July 10, 2003

In accordance with Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ PAUL J. CROWE
Name:	Paul J. Crowe
Title:	President, Chief Executive Officer and Director

Date: July 10, 2003

/s/ ROBERT C. BUSH
Name:	Robert C. Bush
Title:	Director

Date: July 10, 2003

/s/ AXEL STEUDLE
Name:	Axel Steudle
Title:	Director

Date: July 10, 2003

/s/ ANTHONY R. TURNBULL
Name:	Anthony R. Turnbull
Title:	Senior Vice President, Finance

Date: July 10, 2003

/s/ ALBERT F. HAUSSENER
Name:	Albert F. Haussener
Title:	Director

Date: July 10, 2003

/s/ PETER S. CONTI
Name:	Peter S. Conti, M.D., Ph.D
Title:	Director

Date: July 10, 2003

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

2. Senior Vice President, Finance

I, Anthony R. Turnbull, certify that:

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

/s/ ANTHONY R. TURNBULL
Anthony R. Turnbull Senior Vice President, Finance