Form 10QSB/A
period 2002-09-30
MOLECULAR IMAGING CORP
filed 2003-07-10
CIK 1097181

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

MOBILE PET SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

September 30, 2002 and 2001 (Unaudited)

	2002	2001
ASSETS
Current assets
Cash	$489,268	$19,018
Accounts receivable, net of allowance for doubtful accounts of $116,000 and $116,000 at September 30, 2002 and 2001, respectively	3,124,232	2,341,267
Prepaid expenses	770,149	841,159
Deposits and other assets	358,197	484,511

Total current assets	4,741,846	3,685,955
Property and equipment, net	13,295,036	17,038,255
Other assets
Accrued interest receivable	10,573	10,573
Due from London Radiosurgical Centre, Ltd	127,123	171,137
Subordinated equity participation	200,000	200,000
Restricted cash	353,804	347,544

Total assets	$18,728,382	$21,453,464

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts Payable	$1,215,918	$2,564,956
Current portion of long-term debt	26,726	18,576
Loans payable to related parties	296,550	475,000
Accrued and other liabilities	331,464	896,394
Obligations under capital lease - current	5,258,022	4,067,837

Total Current Liabilities	7,128,680	8,022,763
Noncurrent Liabilities
Obligations under capital lease	7,501,401	13,209,270
Other liabilities	—	85,050
Long-term debt	65,311	76,537

Total liabilities	14,695,392	21,393,620
Mandatorily redeemable preferred stock; 10,000,000 shares authorized
Preferred stock series A; 0 and 34.5 shares issued and outstanding at September 30, 2002 and September 30, 2001, respectively	—	2,560,785
Preferred stock series B; 0 and 30 shares issued and outstanding at September 30, 2002 and September 30, 2001, respectively	—	2,044,494
Shareholders’ Equity(deficit)
Common stock; $0.0001 par value; 90,000,000 shares authorized; 55,027,982 and 36,624,338 shares issued and outstanding at September 30, 2002 and 2001, respectively	5,503	3,263
Additional paid in capital	29,355,922	17,514,636
Accumulated deficit	(25,328,435)	(21,730,325)
Foreign currency translation adjustment	—	(333,009)

Total shareholders’ equity	4,032,990	(4,545,435)

Total liabilities and shareholders’ equity	$18,728,382	$21,453,464

The accompanying notes are an integral part of these financial statements.

PART 1.

FINANCIAL INFORMATION (continued)

Consolidated Statements of Operations – Mobile PET Systems, Inc. and Subsidiaries – (Unaudited)

MOBILE PET SYSTEME, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended September 30, 2002 and 2001 (unaudited)

	2002	2001
Service revenues	$4,552,329	$3,398,905
Cost of service revenues	3,059,278	2,042,553

Gross profit	1,493,051	1,356,352
Selling and marketing	502,341	541,435
General and administrative	1,482,227	1,372,373

Total expenses	1,984,568	1,913,808

Loss from operations	(491,517)	(557,456)
Other Income (Expense)
Interest income	1,526	2,601
Other income (expense)	105,476	(584)
Interest expense	(437,459)	(553,794)

Total other income (expense)	(330,457)	(551,777)
Loss before provision for income taxes	(821,974)	(1,109,233)
Provision for income taxes	—	1,600

Net loss	(821,974)	(1,110,833)
Income (loss) from operations of discontinued subsidiaries (including a $2,219,300 gain on sale)	2,224,644	(32,414)

Net income (loss)	1,402,670	(1,143,247)
Preferred stock dividend	320,538	—

Net income (loss) - available to common shareholders	$1,082,132	$(1,143,247)

Loss per share from continuing operations - basic	$(0.02)	$(0.04)
Income (loss) per share from discontinued operations - basic	$0.04	$(0.00)
Net income (loss) per share available to common shareholders - basic	$0.02	$(0.04)
Loss per share from continuing operations - diluted	$(0.02)	$(0.04)
Income (loss) per share from discontinued operations - diluted	$0.03	$(0.00)
Net income (loss) per share available to common shareholders - diluted	$0.02	$(0.04)

The accompanying notes are an integral part of these financial statements.

PART 1.

FINANCIAL INFORMATION (continued)

Consolidated Statements of Changes in Shareholders’ Equity – Mobile PET Systems, Inc. and Subsidiaries – (Unaudited)

MOBILE PET SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS EQUITY

For the Three Months Ended September 30, 2002 and 2001 (Unaudited)

	Common Stock		Additional	Accumulated	Foreign Exchange
	No. of Shares	Amount	Paid in Capital	Deficit	Adjustment	Total
Balance as originally reported - June 30, 2001	25,484,086	$2,549	$14,495,683	$(18,367,797)	$(320,357)	$(4,189,922)
Prior period adjustment - reverse service credits			598,701	(598,701)		—
Reclassify mandatorily redeemable preferred stock liability			(803,858)			(803,858)
Preferred stock dividend - beneficial conversion feature			1,620,580	(1,620,580)		—

Balance as restated - June 30, 2001	25,484,086	2,549	15,911,106	(20,587,078)	(320,357)	(4,993,780)
Common stock issued in private placement, net of offering costs	6,614,285	661	1,404,339			1,405,000
Common stock issued as finders fee	100,000	10	(10)			—
Common stock issued for services	325,967	33	125,218			125,251
Common stock issued for compensation	100,000	10	42,990			43,000
Options and warrants issued as compensation and for services			30,993			30,993
Net loss				(1,143,247)		(1,143,247)
Foreign currency translation adjustment					(12,652)	(12,652)

Balance - September 30, 2001	32,624,338	3,263	17,514,636	(21,730,325)	(333,009)	(4,545,435)
Common stock issued in private placement, net of offering costs	2,728,571	273	1,119,727			1,120,000
Common stock issued through conversion of preferred stock	221,328	22	154,263			154,285
Common stock issued as finders fee	61,714	6	(6)			—
Common stock issued for services	2,600,000	260	874,740			875,000
Options and warrants issued as compensation and for services			211,873			211,873
Net loss				(1,817,246)		(1,817,246)
Foreign currency translation adjustment					1,727	1,727

Balance - December 31, 2001	38,235,951	3,824	19,875,233	(23,547,571)	(331,282)	(3,999,796)
Common stock issued in private placement, net of offering costs	1,928,571	193	1,249,807			1,250,000
Common stock issued through conversion of preferred stock	1,521,876	152	738,610			738,762
Common stock issued for services	136,364	14	59,986			60,000
Options and warrants issued as compensation and for services			143,873			143,873
Net loss				(1,210,080)		(1,210,080)
Foreign currency translation adjustment					58,503	58,503

Balance - March 31, 2002	41,822,762	4,183	22,067,509	(24,757,651)	(272,779)	(2,958,738)
Common stock issued in private placement, net of offering costs	2,728,571	273	454,727			455,000
Common stock issued through conversion of preferred stock	414,934	41	225,481			225,522
Options and warrants issued as compensation and for services			104,509			104,509
Net loss				(1,652,916)		(1,652,916)
Foreign currency translation adjustment					(39,882)	(39,882)

Balance - June 30, 2002	44,966,267	4,497	22,852,226	(26,410,567)	(312,661)	(3,866,505)
Common stock issued in private placement, net of offering costs	9,821,429	982	6,184,424			6,185,406
Preferred stock redemption - common stock surrendered	(374,000)	(37)	37			—
Preferred stock redemption - dividend				(297,362)		(297,362)
Preferred stock redemption - repriced warrant			23,176	(23,176)		—
Common stock issued for services	614,286	61	284,939			285,000
Options and warrants issued as compensation and for services			11,120			11,120
Net income				1,402,670		1,402,670
Foreign currency translation adjustment					312,661	312,661

Balance - September 30, 2002	55,027,982	$5,503	$29,355,922	$(25,328,435)	$—	$4,032,990

The accompanying notes are an integral part of these financial statements.

PART 1.

FINANCIAL INFORMATION (continued)

Consolidated Statements of Cash Flows – Mobile PET Systems, Inc. and Subsidiaries – (Unaudited)

MOBILE PET SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended September 30, 2002 and 2001 (Unaudited)

	2002	2001
Cash flows from operating activities
Net income (loss)	$1,402,670	$(1,143,247)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	696,689	774,267
Noncash stock option and warrant charges	11,120	30,993
Common stock issued for compensation	—	43,000
Common stock issued for services	60,000	125,251
Gain on sale of discontinued operations	(2,219,300)	—
(Increase) decrease in operating assets
Accounts receivable	120,728	(284,515)
Due from London Radiosurgical Centre, Ltd	2,194	67,429
Prepaid expenses	32,032	1,320
Deposits and other assets	173,847	(2,550)
Restricted cash	(1,314)	(2,674)
Cash from discontinued operations	(37,574)	—
Increase (decrease) in operating liabilities
Accounts payable	(2,701,698)	61,447
Accrued and other liabilities	(884,354)	(223,402)

Net cash used in operating activities	(3,344,960)	(552,681)

Cash flows from investing activities
Capital expenditures	(88,831)	(24,130)
Proceeds from sale of discontinued operations	1,884,917	—

Net cash provided by (used in) investing activities	1,796,086	(24,130)

Cash flows from financing activities
Repayment of loans	(220,487)	(4,313)
Payments on obligations under capital lease	(1,049,509)	(775,886)
Common stock issued	6,185,406	1,405,000
Preferred stock redeemed	(3,284,072)	—

Net cash provided by financing activities	1,631,338	624,801

Net increase in cash	82,464	47,990
Effect of exchange rate on changes in cash	312,661	(92,052)
Cash - beginning of period	94,143	63,080

Cash - end of period	$489,268	$19,018

SUPLEMENTAL DISCLOSURES
Interest paid	$437,459	$588,939
Income taxes paid	$—	$—
NONCASH INVESTING AND FINANCING ACTIVITIES
Preferred stock dividend-redemption and repriced warrants	$320,538	$—
Common stock issued under consulting agreement	$225,000	$—

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

Note 3—Discontinued Operations

On July 12, 2002, the Company discontinued operations of The London PET Centre, LTD and Mobile PET Leasing Limited, a stationary PET facility in the United Kingdom. The Company recognized a gain on the disposal of $2,219,300. No income tax effect was recognized due to net operating loss carry forwards.

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

On July 31, 2002 the Company entered into a Redemption Agreement to redeem all of the outstanding Series A and Series B Stock. The Company redeemed 23 shares of Series A and 27 shares of Series B stock outstanding for $3,784,072. The excess of the carrying amount of the Series A and Series B stock over the redemption amount was recorded as a preferred dividend in the amount of $297,362. In addition, the Company agreed to re-price certain existing warrants. Accordingly, warrants to purchase 199,581 shares of common stock at a price between $5.00 and $2.5125 per shares and expiring between September and November 2005 were re-priced and may now be exercised at a price of $1.00 per share, resulting in a preferred stock dividend in the amount of $23,176.

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

As of September 30, 2002, the Company has granted options to purchase 4,082,709 shares of common stock as follows:

	Exercise Price	Number of Shares	Vested Shares
Outstanding, June 30, 2000	$1.00—$4.63	5,988,000	2,662,000
Granted	$ .45—$3.25	1,282,250	1,504,170
Exercised		(25,000)	(25,000)
Cancelled	$1.00—$5.31	(2,364,000)	(295,000)
Outstanding, June 30, 2001	$ .45—$4.63	4,880,750	3,846,170
Granted	$ .50—$3.00	2,096,043	1,662,792
Exercised		—	—
Cancelled	$1.00—$4.63	(2,894,084)	(2,240,917)
Outstanding, June 30, 2002	$ .45—$4.63	4,082,709	3,268,045
Granted		—	94,166
Exercised		—	—
Cancelled	$0.56—$3.25	(220,415)	(153,916)
Outstanding, September 30, 2002	$ .45—$4.63	3,862,294	3,208,295

The Company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” under which no compensation cost for stock options is recognized for the stock option awards granted at or above fair market value. However, during the three months ended September 30, 2002 and 2001 the Company recognized compensation expense of $11,120 and ($75,604), respectively.

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

Long-term debt at September 30, 2002 and 2001 consists of the following:

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

PART 1.

FINANCIAL INFORMATION (continued)

Notes to Consolidated Financial Statements – Mobile PET Systems, Inc. and Subsidiaries

Note 7—Long Term Debt (Continued)

The maturities of long-term debt for each of the succeeding four years subsequent to September 30, 2002, are as follows:

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

Note 11—Earnings (Loss) Per Share

The computations of basic and diluted earnings per share from continuing operations for the three months ended September 30, 2002 and 2001 were as follows:

	September 30,
	2002	2001
Income (loss) per share—basic
Numerator:
Net income (loss)—available to Common shareholders	$1,082,132	$(1,143,247)
Denominator:
Weighted-average shares	51,535,780	29,379,306
Net income (loss) per share—basic	$0.02	$(0.04)
Income (loss) per share—diluted
Numerator:
Net income (loss)—available to Common shareholders	$1,082,132	$(1,143,247)
Denominator:
Weighted-average shares	68,726,222	29,379,306
Net income (loss) per share—diluted	$0.02	$(0.04)

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

PART 1.

FINANCIAL INFORMATION (continued)

Notes to Consolidated Financial Statements – Mobile PET Systems, Inc. and Subsidiaries

NOTE 12: RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In response to technical comments from the Securities & Exchange Commission (“SEC”), and in consultation with SEC staff, the Company has restated its previously issued financial statements for the years ended June 30, 2002 and 2001. Unaudited quarterly financial information for the first three quarters of the years ended June 30, 2003 and 2002 is also being restated in this filing. Set forth below is a comparison of the previously reported and restated consolidated balance sheets and statements of operations for the first three months ended September 30, 2002 and 2001.

	September 30,
	2002	2002	2001	2001
	As Originally Reported	As Restated	As Originally Reported	As Restated
Assets	$18,728,382	$18,728,382	$21,453,464	$21,453,464
Liabilities	$14,695,392	$14,695,392	$21,393,620	$21,393,620
Mandatorily redeemable preferred stock	$—	$—	$—	$4,605,279
Shareholders’ Equity	$4,032,990	$4,032,990	$59,844	$(4,545,435)

	Three months ended September 30
	2002	2002	2001	2001
	As Originally Reported	As Restated	As Originally Reported	As Restated
Revenues	$4,552,329	$4,552,329	$3,398,905	$3,398,905
Expenses	$3,149,659	$3,149,659	$4,455,222	$4,542,152
Income (loss) from operations	$1,402,670	$1,402,670	$(1,056,317)	$(1,143,247)
Preferred stock dividend	$23,176	$320,538	$76,654	$—
Net income (loss) – available to common shareholders	$1,379,494	$1,082,132	$(1,132,971))	$(1,143,247)
Net income (loss) – available to common shareholders-basic	$0.03	$0.02	$(0.04)	$(0.04)
Net income (loss) – available to common shareholders-diluted	$0.02	$0.02	$(0.04)	$(0.04)

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

NOTE 12: RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

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

As of September 30, 2002, we had sixteen mobile units deployed providing our services to approximately 75 healthcare facilities in the United States. We believe there are and will be significant opportunities to develop and operate additional mobile and stationary PET facilities.

We owned and operated the only private sector stationary PET facility in the United Kingdom (London PET Centre). We sold this facility in July 2002. The results of operations of the London PET Centre for the three-month periods ended September 30, 2002 and 2001 have been reclassified as income (loss) from operations of discontinued operations.

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

Results of Operations

Three Months Ended September 30, 2002

Service revenues for the three months ended September 30, 2002 were $4,552,329, compared to service revenues for the three months ended September 30, 2001 of $3,398,905. Our cost of service revenues for the three months ended September 30, 2002 were $3,059,278, compared to $2,042,553 for the three months ended September 30, 2001. These results exclude the operations of the London PET Centre. The substantial difference in service revenues is largely attributable to better utilization of each existing unit plus one additional unit employed during this quarter ended September 30, 2002. The cost of service revenues represents salaries paid to technologists and drivers, system maintenance, transportation and insurance on our mobile PET systems.

The gross profit percentage decreased from 39.9% for the three months ended September 30, 2001 to 32.8% for the three months ended September 30, 2001 primarily for the following reasons:

PART I. Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Overview (Continued)

Gross profit percentage for the three months ended Sep 30, 2001	39.9%
Transportation services	0.7
Depreciation expense	5.8
Equipment rental	(4.6)
Service contracts and repairs	(6.7)
Medical supplies	0.7
Other	(3.0)
Gross profit percentage for the three months ended September 30, 2002	32.8%

Our cost of transportation services decreased because we hired more of our own drivers and used fewer outside transportation services in the three months ended September 30, 2002. While our depreciation expense decreased slightly in absolute dollars in the three months ended September 30, 2002, it decreased much more as a percentage of service revenues because of the substantial increase in service revenues. Equipment rental increased due to the addition of another rental unit plus the remaining three rental units were now utilized for the full period. Our cost of service contracts and repairs increased over the three months ended September 30, 2002 since more of our units are no longer covered by warranty and require maintenance contracts or the use of other repair sources. Our cost of medical supplies increased as a percent of service revenues as less of our customers now provide their own medical supplies.

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

One measure that management uses to evaluate our progress is average revenues per weekday for all units. We calculate average revenues per weekday for all units by dividing total weekday revenues by the number of weekdays in the relevant period, excluding holidays. We exclude Saturdays from this calculation since not all of our units are scheduled for Saturday service. For reasons described above, for the three months ended September 30, 2002, our average revenues per weekday for all units increased to approximately $72,259, from average revenues per weekday for all units of approximately $53,951 for the three months ended September 30, 2001. Our future revenues will principally be a function of the number of operating units in service, the volume of patient procedures and the fees earned per procedure. We generate substantially all our revenues from our service agreements with hospitals and other health care providers. We have a satisfactory record of account collections, however there can be no assurance that this trend will continue and, accordingly, we have established an allowance for uncollectable accounts receivable. Lower reimbursement by public and private insurers may also impact the revenues we can generate from our operations. There can be no assurance that we will be able to maintain or increase the number of patient procedures or that our allowances for doubtful accounts receivable will be sufficient.

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

PART I. Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Overview (Continued)

Since our inception we have incurred significant losses. Through September 30, 2002, we have an accumulated deficit of $25,328,435, which we have financed primarily through equity sales. For the three months ended September 30, 2002, we incurred a loss from continuing operations of $821,974, compared to losses from continuing operations of $1,110,833 for the three months ended September 30, 2001, respectively. Because of the sale of the London PET Centre, there was net income available to common shareholders of $1,082,132 for the three months ended September 30, 2002, compared to a net loss available to common shareholders of $1,143,247 for the three months ended September 30, 2001.

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

PART I. ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS (continued)

Liquidity and Capital Resources

At September 30, 2002, our total assets were $18,728,382, compared to $21,453,464 at September 30, 2002. The decrease was primarily the result of the sale of assets from the London PET Centre Ltd. Our current assets at September 30, 2002 totaled $4,741,846, and our current liabilities were $7,128,680, as compared to current assets of $3,685,955 and current liabilities of $8,022,763 at September 30, 2001. Our current liabilities exceed current assets because, under Generally Accepted Accounting Principles, we are required to record as a current liability our capital lease obligations due within the next twelve months. As discussed in Note 9 - Commitments, several of our units are also financed under non-cancelable operating leases that are not recorded as liabilities until the monthly payment is due. Our current assets, on the other hand, include only those accounts receivable that are outstanding from service revenues recognized and typically represent 30 to 60 days of service revenues. Shareholders’ equity increased to $4,032,990 at September 30, 2002, from ($4,545,435) at September 30, 2001, due primarily to the gain on the sale of the London PET Centre of $2,219,300 and private placements of common stock of $6,185,406, net of offering costs less the loss from continuing operations of $821,974. We used the net proceeds from these transactions to make payments of accounts payable and certain other obligations.

While we believe that our available cash, short-term assets, and other resources will be sufficient to fund our operations and capital expenditures through the current fiscal year, our results of operations will have an impact on our cash needs beyond that time. We are currently pursuing several financing opportunities as well as working to achieve sustained profitability from operations. If we are unable to generate service revenues to fund continuing operations or achieve sustained profitability, or if we are unable to successfully complete any of the proposed financing activities, our operations will need to be significantly reduced or will otherwise suffer. In addition, we may be required to raise additional capital to add or acquire additional mobile units or stationary sites, or for other operating purposes. We are continually exploring various financing alternatives, but there can be no assurance that any additional debt or equity financing will be available on commercially reasonable terms or at all.

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

MOBILE PET SYSTEMS INC,

a Delaware corporation

By:	/s/ ANTHONY R. TURNBULL

Anthony R. Turnbull, Senior Vice President, Finance

Date: July 10, 2003

CERTIFICATIONS

1.	Chief Executive Officer

I, Paul J. Crowe, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Mobile PET Systems, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: July 10, 2003

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ ANTHONY R. TURNBULL
Anthony R. Turnbull,
Senior Vice President, Finance

Date: July 10, 2003