Form 10QSB/A
period 2002-12-31
MOLECULAR IMAGING CORP
filed 2003-07-10
CIK 1097181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No.1

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

MOBILE PET SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2002 (Unaudited) and June 30, 2002

	December 31, 2002	June 30, 2002
ASSETS
Current assets
Cash	$377,086	$94,143
Accounts receivable, net of allowance for doubtful accounts of $116,000 and $116,000 at December 31, 2002 and June 30, 2002 respectively	3,113,180	3,419,701
Prepaid expenses	814,241	676,076
Deposits and other assets	309,960	847,687

Total current assets	4,614,467	5,037,607
Property and equipment, net	14,231,867	15,146,597
Other assets
Accrued interest receivable	10,573	10,573
Due from London Radiosurgical Centre, Ltd	127,123	129,317
Subordinated equity participation	200,000	200,000
Restricted cash	346,345	352,490

Total assets	$19,530,375	$20,876,584

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts Payable	1,609,229	4,315,483
Current portion of long-term debt	27,300	27,730
Loans payable to related parties	203,050	504,650
Accrued and other liabilities	667,945	793,134
Other liabilities	—	301,448
Obligations under capital lease—current	5,522,949	6,639,252

Total Current Liabilities	8,030,473	12,581,697
Noncurrent Liabilities
Obligations under capital lease	7,783,324	8,602,488
Long-term debt	58,262	72,194

Total liabilities	15,872,059	21,256,379
Mandatorily redeemable preferred stock; 10,000,000 shares authorized
Preferred stock series A; 0 and 23 shares issued and outstanding at December 31, 2002 and June 30, 2002, respectively	—	1,441,912
Preferred stock series B; 0 and 27 shares issued and outstanding at December 31, 2002 and June 30, 2002, respectively	—	2,044,798
Shareholders’ equity
Common stock; $0.0001 par value; 90,000,000 shares authorized; 55,027,982 and 44,966,267 shares issued and outstanding at December 31, 2002 and June 30, 2002, respectively	5,503	4,497
Additional paid in capital	29,363,532	22,852,226
Accumulated deficit	(25,710,719)	(26,410,567)
Foreign currency translation adjustment	—	(312,661)

Total shareholders’ equity	3,658,316	(3,866,505)

Total liabilities and shareholders’ equity	$19,530,375	$20,876,584

See accompanying notes.

PART I.

FINANCIAL INFORMATION (continued)

MOBILE PET SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended December 31, 2002 and 2001 (Unaudited)

	Three months Ended December 31,		Six months Ended December 31,
	2002	2001	2002	2001
Service revenues	$5,059,366	$3,870,809	$9,611,695	$7,269,714
Cost of service revenues	3,062,309	2,402,270	6,121,587	4,444,823

Gross profit	1,997,057	1,468,539	3,490,108	2,824,891
Expenses
Selling and marketing	465,692	504,751	968,033	1,046,186
General and administrative	1,474,804	2,159,964	2,957,031	3,532,337

Total expenses	1,940,496	2,664,715	3,925,064	4,578,523

Income (loss) from operations	56,561	(1,196,176)	(434,956)	(1,753,632)
Other Income (Expense)
Interest income	—	—	1,526	2,601
Other income (expense)	(4,057)	(9,161)	101,419	(9,745)
Interest expense	(434,788)	(467,719)	(872,247)	(1,021,513)

	(438,845)	(476,880)	(769,302)	(1,028,657)
Loss before provision for income taxes	(382,284)	(1,673,056)	(1,204,258)	(2,782,289)
Provision for income taxes	—	—	—	1,600

Loss from continuing operations	(382,284)	(1,673,056)	(1,204,258)	(2,783,889)
Income (loss) from operations of discontinued subsidiaries (including a $2,219,300 gain on sale)	—	(144,190)	2,224,644	(176,604)

Net income (loss)	(382,284)	(1,817,246)	1,020,386	(2,960,493)
Preferred stock dividend	—	—	320,538	—

Net income (loss)—available to common shareholders	$(382,284)	$(1,817,246)	$699,848	$(2,960,493)

Loss per share from continuing operations—basic	$(0.01)	$(0.05)	$(0.02)	$(0.08)
Income (loss) per share from discontinued operations—basic	$—	$—	$0.04	$(0.01)
Net income (loss) per share available to common shareholders— basic	$(0.01)	$(0.06)	$0.01	$(0.09)
Loss per share from continuing operations—diluted	$(0.01)	$(0.05)	$(0.02)	$(0.08)
Income (loss) per share from discontinued operations—diluted	$—	$—	$0.04	$(0.01)
Net income (loss) per share available to common shareholders— diluted	$(0.01)	$(0.06)	$0.01	$(0.09)

See accompanying notes.

PART I.

FINANCIAL INFORMATION (continued)

MOBILE PET SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Six Months Ended December 31, 2002 (Unaudited)

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Foreign Exchange Adjustment	Total
	No. of Shares	Amount
Balance as previously reported—June 30, 2002	44,966,267	$4,497	$20,186,052	$(23,204,517)	$(312,661)	$(3,326,629)
Prior period adjustment—reverse service credits			1,585,470	(1,585,470)		—
Reclassify mandatorily redeemable preferred stock liability			(539,876)			(539,876)
Preferred stock dividend—beneficial conversion feature			1,620,580	(1,620,580)		—

Balance as restated—June 30, 2002	44,966,267	4,497	22,852,226	(26,410,567)	(312,661)	(3,866,505)
Common stock issued in private placement, net of offering costs	9,821,429	982	6,184,424			6,185,406
Preferred stock redemption—common stock surrendered	(374,000)	(37)	37			—
Preferred stock redemption—dividend				(297,362)		(297,362)
Preferred stock redemption— repriced warrant			23,176	(23,176)		—
Common stock issued for services	614,286	61	284,939			285,000
Options and warrants issued as compensation and for services			18,730			18,730
Net income				1,020,386		1,020,386
Foreign currency translation adjustment					312,661	312,661

Balance—December 31, 2002	55,027,982	$5,503	$29,363,532	$(25,710,719)	$—	$3,658,316

See accompanying notes.

PART I.

FINANCIAL INFORMATION (continued)

MOBILE PET SYSTEMS, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended December 31, 2002 and 2001 (Unaudited)

	2002	2001
Cash flows from operating activities
Net income (loss)	$1,020,386	$(2,960,493)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	1,414,619	1,514,353
Noncash stock option and warrant charges	18,730	242,866
Common stock issued for compensation	—	43,000
Common stock issued for services	285,000	1,000,251
Gain on sale of discontinued operations	(2,219,300)	—
(Increase) decrease in operating assets
Accounts receivable	131,780	(408,519)
Due from London Radiosurgical Centre, Ltd	2,194	110,529
Prepaid expenses	(175,504)	(130,529)
Deposits and other assets	135,529	(21,450)
Restricted cash	6,145	(4,690)
Cash from discontinued operations	(37,574)	—
Increase (decrease) in operating liabilities
Accounts payable	(2,328,102)	178,154
Accrued and other liabilities	(257,659)	(112,663)

Net cash used in operating activities	(2,003,756)	(549,191)

Cash flows from investing activities
Capital expenditures	(136,908)	(132,610)
Loan made	(250,000)	—
Proceeds from sale of discontinued operations	1,884,917	—

Net cash provided by (used in) investing activities	1,498,009	(132,610)

Cash flows from financing activities
Repayment of loans	(315,962)	(97,774)
Payments on obligations under capital lease	(2,109,343)	(1,693,898)
Common stock issued	6,185,406	2,525,000
Preferred stock redeemed	(3,284,072)	—

Net cash provided by financing activities	476,029	733,328

Net increase in cash	(29,718)	51,527
Effect of exchange rate on changes in cash	312,661	(47,694)
Cash—beginning of period	94,143	63,080

Cash—end of period	$377,086	$66,913

SUPLEMENTAL DISCLOSURES
Interest paid	$434,459	$—
NONCASH INVESTING AND FINANCING ACTIVITIES
Preferred stock dividend-redemption and repriced warrants	$320,538	$—
Common stock issued under consulting agreement	$225,000	$—

See accompanying notes.

PART I.

FINANCIAL INFORMATION (continued)

Notes to Consolidated Financial Statements—Mobile PET Systems, Inc. and Subsidiaries

Note 1—The Company

Mobile PET Systems, Inc. and subsidiaries (the “Company”) were organized to provide Positron Emission Tomography (“PET”) patient imaging services and services to hospitals and other health care providers on a fixed and mobile-shared user basis. The Company’s PET services include providing high technology imaging systems, technologists to operate the imaging systems, the management of day-to-day operations, and educational and marketing support.

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

PART I.

FINANCIAL INFORMATION (continued)

Notes to Consolidated Financial Statements—Mobile PET Systems, Inc. and Subsidiaries

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

PART I.

FINANCIAL INFORMATION (continued)

Notes to Consolidated Financial Statements—Mobile PET Systems, Inc. and Subsidiaries

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

PART I.

FINANCIAL INFORMATION (continued)

Notes to Consolidated Financial Statements—Mobile PET Systems, Inc. and Subsidiaries

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

The Company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” under which no compensation cost for stock options issued to employees is recognized for the stock option awards granted at or above fair market value. Compensation expense is recognized for stock option awards granted below fair market value with credits recorded from previously recognized expense for grants cancelled by termination of employment. The Company recognized compensation expense of $7,610 and $18,730 for the three and six months ended December 31, 2002, respectively, and $15,183 and $26,509 for the three and six months ended December 31, 2001, respectively.

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

PART I.

FINANCIAL INFORMATION (continued)

Notes to Consolidated Financial Statements—Mobile PET Systems, Inc. and Subsidiaries

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

PART I.

FINANCIAL INFORMATION (continued)

Notes to Consolidated Financial Statements—Mobile PET Systems, Inc. and Subsidiaries

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

The Company leases certain other PET equipment under capital leases. The equipment leases expire through October 2007. The Company’s assets secure the capital leases. The chief executive officer of the Company has personally guaranteed certain leases. Certain leases contain covenants that restrict the use of cash and require the Company to maintain financial ratios. The Company has been advised of its failure to maintain a debt service coverage ratio of not less than 1.25 to 1.00, placing three leases in default, although payments on these leases are otherwise current. Obligations under capital lease—current include $2,203,179 of lease obligations currently in default.

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

PART I.

FINANCIAL INFORMATION (continued)

Notes to Consolidated Financial Statements—Mobile PET Systems, Inc. and Subsidiaries

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

Note 11—Earnings (Loss) Per Share

Computations of basic and diluted earnings per share for the three and six months ended December 31, 2002 and 2001 were as follows:

	Three months Ended December 31, 2002	Three months Ended December 31, 2001	Six months Ended December 31, 2002	Six months Ended December 31, 2001
Net income (loss) per share available to common shareholders—basic
Numerator:
Net income (loss)—available to common shareholders	$(382,284)	$(1,817,246)	$699,848	$(2,960,493)
Denominator:
Weighted-average shares	53,281,881	32,823,114	53,281,881	32,823,114
Net income (loss) per share available to common shareholders—basic	$(0.01)	$(0.06)	$0.01	$(0.09)
Net income (loss) per share available to common shareholders—diluted
Numerator:
Net income (loss)—available to common shareholders	$(382,284)	$(1,817,246)	$699,848	$(2,960,493)
Denominator:
Weighted-average shares	73,290,615	32,823,114	73,290,615	32,823,114
Net income (loss) per share available to common shareholders—diluted	$(0.01)	(0.06)	0.01	(0.09)

PART I.

FINANCIAL INFORMATION (continued)

Notes to Consolidated Financial Statements—Mobile PET Systems, Inc. and Subsidiaries

Note 12—Restatement of Previously Issued Financial Statements

In response to technical comments from the Securities & Exchange Commission (“SEC”), and in consultation with SEC staff, Company has restated its previously issued financial statements for the years ended June 30, 2002 and 2001. Unaudited quarterly financial information for the first three quarters of the years ended June 30, 2003 and 2002 is also being restated in this filing. Set forth below is a comparison of the previously reported and restated consolidated balance sheets at December 31, 2002 and June 30, 2002, and a comparison of the previously reported and restated consolidated balance sheets and statements of operation for the first three and six months ended December 31, 2002.

	December 31,		June 30,
	2002		2002
	As Originally Reported	As Restated	As Originally Reported	As Restated
Assets	$19,530,375	$19,530,375	$20,876,584	$20,876,584
Liabilities	$15,872,059	$15,872,059	$21,256,379	$21,256,379
Mandatorily redeemable preferred stock	$—	$—	$—	$3,486,710
Shareholders’ Equity	$3,658,316	$3,658,316	$(379,795)	$(3,866,505)

	Three months ended December 31,
	2002		2001
	As Originally Reported	As Restated	As Originally Reported	As Restated
Revenues	$5,059,366	$5,059,366	$3,870,809	$3,870,809
Expenses	$5,441,650	$5,441,650	$5,157,362	$5,688,055
Income (loss) from operations	$(382,284)	$(382,284)	$(1,286,553)	$(1,817,246)
Preferred stock dividend	$—	$—	$76,033	$—
Net income (loss)—available to common shareholders	$(382,284)	$(382,284)	$(1,362,586)	$(1,817,246)
Net income (loss)—available to common shareholders—basic	$(0.01)	$(0.01)	$(0.04)	$(0.06)
Net income (loss)—available to common shareholders—diluted	$(0.01)	$(0.01)	$(0.04)	$(0.06)

PART I.

FINANCIAL INFORMATION (continued)

Notes to Consolidated Financial Statements—Mobile PET Systems, Inc. and Subsidiaries

Note 12—Restatement of Previously Issued Financial Statements (Continued)

	Six months ended December 31,
	2002		2001
	As Originally Reported	As Restated	As Originally Reported	As Restated
Revenues	$9,611,695	$9,611,695	$7,269,714	$7,269,714
Expenses	$8,591,309	$8,591,309	$9,612,584	$10,230,207
Income (loss) from operations	$1,020,386	$1,020,386	$(2,342,870)	$(2,960,493)
Preferred stock dividend	$23,176	$320,538	$152,687	$—
Net income (loss)—available to common shareholders	$997,210	$699,848	$(2,495,557)	$(2,960,493)
Net income (loss)—available to common shareholders—basic	$0.02	$0.01	$(0.08)	$(0.09)
Net income (loss)—available to common shareholders—diluted	$0.01	$0.01	$(0.08)	$(0.09)

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

As of December 31, 2002, we had eighteen mobile units deployed providing our services to approximately 76 healthcare facilities in 22 states. We believe there are and will be significant opportunities to develop and operate additional mobile and stationary PET facilities.

We owned and operated the only private sector stationary PET facility in the United Kingdom (London PET Centre). We sold this facility in July 2002. The results of operations of the London PET Centre for the three and six month periods ended December 31, 2002 and 2001 have been reclassified as income (loss) from operations of discontinued operations.

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

Results of Operations

Three Months Ended December 31, 2002

Service revenues for the three months ended December 31, 2002 were $5,059,366, compared to service revenues for the three months ended December 31, 2001 of $3,870,809. Our cost of service revenues, for the three months ended December 31, 2002, were $3,062,309, compared to $2,402,270, for the three months ended December 31, 2001. These results exclude the operations of the London PET Centre. The substantial difference in service revenues is largely attributable to eighteen units being deployed during the three months ended December 31, 2002 as compared to fifteen units being deployed during the three months ended December 31, 2001, as well as better utilization of each existing unit. The cost of service revenues represents salaries paid to technologists and drivers, system maintenance, transportation and insurance on our mobile PET systems.

The gross profit percentage increased from 37.9% for the three months ended December 30, 2001 to 39.5% for the three months ended December 31, 2002 primarily for the following reasons:

PART I. ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS (Continued)

Gross profit percentage for the three months ended December 30, 2001	37.9%
Transportation services	3.0
Depreciation expense	4.9
Equipment rental	0.1
Service contracts and repairs	(5.4)
Medical supplies	0.3
Other	(1.3)
Gross profit percentage for the three months ended December 31, 2002	39.5%

Our cost of transportation services decreased because we hired more of our own drivers and used fewer outside transportation services in the three months ended December 31, 2002. While our depreciation expense increased in absolute dollars in the three months ended December 31, 2002, it decreased as a percentage of service revenues because of the substantial increase in service revenues. Equipment rental increased in terms of absolute dollars, but remained relatively constant as a percentage of service revenues since a greater portion of our service revenues are generated from units that we are purchasing as opposed to renting. Our cost of service contracts and repairs increased over the three months ended December 31, 2001 since more of our units are no longer covered by warranty and require maintenance contracts or the use of other repair sources. Our cost of medical supplies increased in absolute dollars but only increased slightly as a percent of service revenues as less of our customers now provide their own medical supplies.

Equipment rental increased as a percentage of service revenues since a greater portion of our service revenues as we added another rental unit and the remaining three units were now rented for the full period. Our cost of service contracts and repairs increased in the six months ended December 30, 2002 from the six months ended December 31, 2001 as more units came off warranty and now have monthly service contracts. We would expect that our service contracts and repairs costs will increase as a percentage of service revenues as we add maintenance contracts to cover all of our units in the third quarter of fiscal year 2003.

Selling and marketing expenses decreased from $504,751 for the three months ended December 31, 2001 to $465,692 for the three months ended December 31, 2002 primarily because of additional advertising rebates. General and administrative expenses decreased from $2,159,964 for the three months ended December 31, 2001 to $1,474,804 for the three months ended December 31, 2002 primarily because of a decrease in interest, investor relations, legal fees and insurance expense during the three months ended December 31, 2002.

We had a net loss from continuing operations for the three months ended December 31, 2002 of $382,284, as compared to a net loss of $1,817,246 for the three months ended December 31, 2001. The quarterly net income was the result of increased service revenues, higher gross profit margins and decreased general and administrative expenses, as discussed above.

Six Months Ended December 31, 2002

Service revenues for the six months ended December 31, 2002 were $9,611,695 as compared to service revenues for the six months ended December 31, 2001 of $7,269,714. The substantial difference in service revenues is largely attributable to the deployment of three new units during the six months ended December 31, 2002, as well as better utilization of each existing unit. Our cost of service revenues for the six months ended December 31, 2002 were $6,121,587 as compared to cost of service revenues for the six months ended December 31, 2001 of $4,444,823.

PART I. ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS (Continued)

The gross profit percentage decreased from 38.9% for the six months ended December 31, 2001 to 36.3% for the six months ended December 31, 2002 primarily for the following reasons:

Gross profit percentage for the six months ended December 31, 2001	38.9%
Transportation services	1.9
Depreciation expense	5.1
Equipment rental	(1.9)
Service contracts and repairs	(6.4)
Other	(1.3)
Gross profit percentage for the six months ended December 31, 2002	36.3%

Our cost of transportation services decreased because we hired more of our own drivers and used fewer outside transportation services in the three months ended December 31, 2002. While our depreciation expense decreased marginally in absolute dollars in the three months ended December 31, 2002, it decreased much more as a percentage of service revenues because of the substantial increase in service revenues. Equipment rental increased as we added an additional rented unit and the remaining three rentals were rented for the entire quarter. Our cost of service contracts and repairs increased over the three months ended December 31, 2001 since more of our units are no longer covered by warranty and require maintenance contracts or the use of other repair sources. Our cost of medical supplies increased in absolute dollars but only increased slightly as a percent of service revenues as less of our customers now provide their own medical supplies.

Selling and marketing expenses decreased from $1,046,180 for the six months ended December 31, 2001 to $968,033 for the six months ended December 31, 2002 primarily because of higher sales salaries and commissions. General and administrative expenses decreased from $3,532,337 for the six months ended December 31, 2001 to $2,957,031 for the six months ended December 31, 2002 primarily because of reduced investor relations, insurance, and legal fees during the six months ended December 31, 2002.

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

One measure that management uses to evaluate our progress is average revenues per weekday for all units. We calculate average revenues per weekday for all units by dividing total weekday revenues by the number of weekdays in the relevant period, excluding holidays. We exclude Saturdays from this calculation since not all of our units are scheduled for Saturday service. For reasons described above, for the three and six months ended December 31, 2002, our average revenues per weekday for all units increased to approximately $80,307 and $76,283, respectively, from average revenues per weekday for all units of approximately $61,441 and $57,696 for the three and six months ended December 31, 2001, respectively. Our future revenues will principally be a function of the number of operating units in service, the volume of patient procedures and the fees earned per procedure. We generate substantially all our revenues from our service agreements with hospitals and other health care providers. We have a satisfactory record of account collections, however there can be no assurance that this trend will continue and, accordingly, we have established an allowance for uncollectable accounts receivable. Lower reimbursement by public and private insurers may also impact the revenues we can generate from our operations. There can be no assurance that we will be able to maintain or increase the number of patient procedures or that our allowances for doubtful accounts receivable will be sufficient.

PART I. ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS (Continued)

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

Since our inception we have incurred significant losses. Through December 31, 2002, we have an accumulated deficit of $25,710,719, which we have financed primarily through equity sales. For the three and six months ended December 31, 2002, we had a loss from continuing operations of $382,284 and $1,204,258, respectively, compared to losses from continuing operations of $1,673,056 and $2,783,889 for the three and six months ended December 31, 2001, respectively. Due to the sale of the London PET Centre, there was net income available to common shareholders of $699,848 for the six months ended December 31, 2002, compared to a net loss available to common shareholders of $2,960,493 for the six months ended December 31, 2001.

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

PART I. ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS (continued)

Liquidity and Capital Resources

At December 31, 2002, our total assets were $19,530,375, compared to $20,876,584 at June 30, 2002. The decrease was primarily the result of the sale of assets from the London PET Centre Ltd. Our current assets at December 31, 2002 totaled $4,614,467, and our current liabilities were $8,030,473, as compared to current assets of $5,037,607 and current liabilities of $12,581,697 at June 30, 2002. Our current liabilities exceed current assets because, under Generally Accepted Accounting Principles, we are required to record as a current liability our capital lease obligations due within the next twelve months. As discussed in Note 9—Commitments, several of our units are also financed under non-cancelable operating leases that are not recorded as liabilities until the monthly payment is due. Our current assets, on the other hand, include only those accounts receivable that are outstanding from service revenues recognized and typically represent 30 to 60 days of service revenues. Shareholders’ equity increased to $3,658,316 at December 31, 2002, from ($3,866,505) at June 30, 2002, due primarily to the gain on the sale of the London PET Centre of $2,219,300 and private placements of common stock of $6,185,406, net of offering costs less the loss from continuing operations of $1,204,258. We used the net proceeds from these transactions to make payments of accounts payable and certain other obligations.

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

PART I. ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS (continued)

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

PART I. ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS (continued)

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