Form 10QSB/A
period 2003-03-31
MOLECULAR IMAGING CORP
filed 2003-07-10
CIK 1097181

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

MOLECULAR IMAGING CORPORATION AND SUBSIDIARIES

Table of Contents

Page No.
PART I.	FINANCIAL INFORMATION	1

PART II.

SIGNATURES	28

CERTIFICATIONS	29

PART I.

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

MOLECULAR IMAGING CORPORATION CONSOLIDATED BALANCE SHEETS March 31, 2003 (Unaudited) and June 30, 2002
	March 31, 2003	June 30, 2002
ASSETS
Current assets
Cash	$127,181	$94,143
Accounts receivable, net of allowance for doubtful accounts of $110,000 and $116,000 at March 31, 2003 and June 30, 2002, respectively	3,594,780	3,419,701
Prepaid expenses	848,786	676,076
Deposits and other assets	291,487	847,687

Total current assets	4,862,234	5,037,607
Property and equipment, net	15,828,674	15,146,597
Other assets
Accrued interest receivable	10,573	10,573
Due from London Radiosurgical Centre, Ltd	127,123	129,317
Subordinated equity participation	200,000	200,000
Restricted cash	347,098	352,490

Total assets	$21,375,702	$20,876,584

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts Payable	2,376,132	4,315,483
Current portion of long-term debt	27,868	27,730
Loans payable to related parties	122,000	504,650
Accrued and other liabilities	433,720	793,134
Other liabilities	—	301,448
Obligations under capital lease—current	5,023,397	6,639,252

Total Current Liabilities	7,983,117	12,581,697
Noncurrent Liabilities
Obligations under capital lease	9,550,288	8,602,488
Other liabilities	—	—
Long-term debt	52,422	72,194

Total liabilities	17,585,827	21,256,379
Mandatorily redeemable preferred stock;
10,000,000 shares authorized
Preferred stock series A; 0 and 23 shares issued and outstanding at March 31, 2003 and June 30, 2002, respectively	—	1,441,912
Preferred stock series B; 0 and 27 shares issued and outstanding at March 31, 2003 and June 30, 2002, respectively	—	2,044,798
Shareholders’ equity
Common stock; $0.0001 par value; 90,000,000 shares authorized; 55,215,482 and 44,966,267 shares issued and outstanding at March 31, 2003 and June 30, 2002, respectively	5,522	4,497
Additional paid in capital	29,433,151	22,852,226
Accumulated deficit	(25,648,798)	(26,410,567)
Foreign currency translation adjustment	—	(312,661)

Total shareholders’ equity	3,789,875	(3,866,505)

Total liabilities and shareholders’ equity	$21,375,702	$20,876,584

The accompanying notes are an integral part of these financial statements.

PART I.

FINANCIAL INFORMATION (continued)

MOLECULAR IMAGING CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS For the Three and Nine Months Ended March 31, 2003 and 2002
	Three months ended March 31,		Nine months ended March 31,
	2003	2002	2003	2002
Service revenues	$5,650,896	$4,249,770	$15,262,591	$11,519,484
Cost of service revenues	3,141,296	2,727,400	9,262,883	7,172,223

Gross profit	2,509,600	1,522,370	5,999,708	4,347,261
Expenses
Selling and marketing	385,981	364,192	1,354,014	1,410,378
General and administrative	1,534,882	1,750,911	4,491,913	5,283,248

Total expenses	1,920,863	2,115,103	5,845,927	6,693,626

Profit (loss) from operations	588,737	(592,733)	153,781	(2,346,365)

Other income (expense)
Interest income	—	—	1,526	2,601
Other income (expense)	(20,165)	(10,708)	81,254	(20,453)
Interest expense	(506,651)	(480,835)	(1,378,898)	(1,502,348)

Total Other Income (expense)	(526,816)	(491,543)	(1,296,118)	(1,520,200)

Income (loss) from continuing operations before provision for income tax	61,921	(1,084,276)	(1,142,337)	(3,866,565)
Provision for income taxes	—	—	—	1,600

Income (loss) from continuing operations	61,921	(1,084,276)	(1,142,337)	(3,868,165)
Income (loss) from discontinued operations (including a $2,219,300 gain on sale for the nine months ended March 31, 2003)	—	(125,804)	2,224,644	(302,408)

Net income (loss)	61,921	(1,210,080)	1,082,307	(4,170,573)
Preferred stock dividend	—	—	320,538	—

Net income (loss)—available to common shareholders	61,921	(1,210,080)	761,769	(4,170,573)

Loss per share from continuing operations—basic	$0.00	$(0.03)	$(0.02)	$(0.12)
Income (loss) per share from discontinued operations—basic	$—	$(0.00)	$0.04	$(0.01)
Net income (loss) per share available to common shareholders—basic	$0.00	$(0.04)	$0.01	$(0.13)
Loss per share from continuing operations—diluted	$0.00	$(0.03)	$(0.02)	$(0.12)
Income (loss) per share from discontinued operations—diluted	$—	$(0.00)	$0.04	$(0.01)
Net income (loss) per share available to common shareholders—diluted	$0.00	$(0.04)	$0.01	$(0.13)

The accompanying notes are an integral part of these financial statements.

PART 1.

FINANCIAL INFORMATION (continued)

MOLECULAR IMAGING CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

For the Nine months Ended March 31, 2003 (Unaudited)

	Common Stock		Additional	Accumulated	Foreign Exchange
	No. of Shares	Amount	Paid in Capital	Deficit	Adjustment	Total
Balance as previously reported—June 30, 2002	44,966,267	$4,497	$20,186,052	$(23,204,517)	$(312,661)	$(3,326,629)
Prior period adjustment—reverse service credits			1,585,470	(1,585,470)		—
Reclassify mandatorily redeemable preferred stock liability			(539,876)			(539,876)
Preferred stock dividend—beneficial conversion feature			1,620,580	(1,620,580)		—

Balance as restated—June 30, 2002	44,966,267	4,497	22,852,226	(26,410,567)	(312,661)	(3,866,505)
Common stock issued in private placement, net of offering costs	9,821,429	982	6,184,424			6,185,406
Preferred stock redemption—common stock surrendered	(374,000)	(37)	37			—
Preferred stock redemption—dividend				(297,362)		(297,362)
Preferred stock redemption—repriced warrant			23,176	(23,176)		—
Common stock issued for services	801,786	80	344,920			345,000
Options and warrants issued as compensation and for services			28,368			28,368
Net income				1,082,307		1,082,307
Foreign currency translation adjustment					312,661	312,661

Balance—March 31, 2003	55,215,482	$5,522	$29,433,151	$(25,648,798)	$—	$3,789,875

The accompanying notes are an integral part of these financial statements.

PART I.

FINANCIAL INFORMATION (continued)

MOLECULAR IMAGING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine months Ended March 31, 2003 (Unaudited)

	2003	2002
Cash flows from operating activities
Net income (loss)	$1,082,307	$(4,170,573)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	2,260,975	2,277,766
Noncash stock option and warrant charges	28,368	386,739
Common stock issued for compensation	—	43,000
Common stock issued for services	345,000	1,060,251
Gain on sale of discontinued operations	(2,219,300)	—
(Increase) decrease in operating assets
Accounts receivable	(349,820)	(796,365)
Due from London Radiosurgical Centre, Ltd	2,194	85,642
Prepaid expenses	(210,049)	62,829
Deposits and other assets	154,002	(548,650)
Restricted cash	5,392	(6,195)
Cash from discontinued operations	(37,574)	—
Increase (decrease) in operating liabilities
Accounts payable	(1,561,199)	1,482,995
Accrued and other liabilities	(491,884)	970,108

Net cash (used in) provided by operating activities	(991,588)	847,547

Cash flows from investing activities
Capital expenditures	(160,538)	(236,598)
Loan made	(250,000)	—
Proceeds from sale of discontinued operations	1,884,917	—

Net cash provided by (used in) investing activities	1,474,379	(236,598)

Cash flows from financing activities
Repayment of loans	(402,284)	(155,995)
Payments on obligations under capital lease	(3,261,464)	(4,009,442)
Common stock issued	6,185,406	3,775,000
Preferred stock redeemed	(3,284,072)	—

Net cash used in financing activities	(762,414)	(390,437)

Net (decrease) increase in cash	(279,623)	220,512
Effect of exchange rate on changes in cash	312,661	47,578
Cash—beginning of period	94,143	63,080

Cash—end of period	$127,181	$331,170

SUPLEMENTAL DISCLOSURES
Interest paid	$1,378,898	$1,627,671
Income taxes paid		$26,414
NONCASH INVESTING AND FINANCING ACTIVITIES
Equipment under capital lease	$4,057,414	$—
Common stock issued under consulting agreement	$345,000	$—
Preferred stock dividend-warrants re-priced in redemption	$320,538	$—
Obligations under capital lease	$4,057,414	$—

The accompanying notes are an integral part of these financial statements

PART 1.

FINANCIAL INFORMATION (continued)

Notes to Consolidated Financial Statements – Molecular Imaging Corporation and Subsidiaries

Note 1—The Company

Molecular Imaging Corporation (formerly Mobile PET Systems, Inc.) and subsidiaries (the “Company”) were organized to provide Positron Emission Tomography (“PET”) patient imaging services to hospitals and other health care providers on a fixed or mobile-shared user basis. The Company’s PET services include providing high technology imaging systems, technologists to operate the imaging systems, the management of day-to-day operations, and educational and marketing support.

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

Note 3—Recent Accounting Pronouncements

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees, including indemnifications that an entity has issued and a roll forward of the entity’s product warranty liabilities. The disclosure provisions of FIN 45 were effective for financial statements of interim periods or annual periods ending after December 15, 2002. The Company adopted the recognition provisions of FIN 45 effective January 1, 2003. The adoption of FIN 45 did not have a material impact on the Company’s financial position, results of operations or cash flows.

PART 1.

FINANCIAL INFORMATION (continued)

Notes to Consolidated Financial Statements – Molecular Imaging Corporation and Subsidiaries

Note 3—Recent Accounting Pronouncements (continued)

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

On July 31, 2002 the Company entered into a Redemption Agreement to redeem all of the outstanding Series A and Series B Stock. The Company redeemed 23 shares of Series A and 27 shares of Series B stock outstanding for $3,784,072. The excess of the carrying amount of the Series A and Series B stock over the redemption amount was recorded as a preferred dividend in the amount of $297,362. In addition, the Company agreed to re-price certain existing warrants. Accordingly, warrants to purchase 199,581 shares of common stock at a price between $5.00 and $2.5125 per shares and expiring between September and November 2005, were re-priced and may now be exercised at a price of $1.00 per share, resulting in a preferred stock dividend in the amount of $23,176.

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

The Company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” under which no compensation cost for stock options issued to employees is recognized for the stock option awards granted at or above fair market value. Compensation expense is recognized for stock option awards granted below fair market value with credits recorded from previously recognized expense for grants cancelled by termination of employment. The Company recognized compensation expense of $9,638 and $28,368 for the three and nine months ended March 31, 2003, respectively, and $143,873 and $170,382 for the three and nine months ended March 31, 2002, respectively.

Had compensation expense for options and warrants issued to employees and directors been determined upon fair values at the grant dates in accordance with SFAS Nos. 123 and 148, the Company’s net income and net income per share would have been decreased, and net loss and net lose per share would have been increased, to the pro forma amounts indicated below.

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002	Nine Months Ended March 31, 2003	Nine Months Ended March 31, 2002
Income (loss) from continuing operations
As reported	$61,921	$(1,084,276)	$(1,142,337)	$(3,868,165)
Pro forma	$37,363	$(1,084,276)	$(1,264,633)	$(4,733,394)
Net income (loss) available to common shareholders
As reported	$61,921	$(1,210,080)	$761,769	$(4,170,573)
Pro forma	$37,363	$(1,210,080)	$639,473	$(5,035,802)
Net income (loss) per share available to common shareholders—Basic
As reported	$—	$(0.04)	$0.01	$(0.13)
Pro forma	$—	$(0.04)	$0.01	$(0.15)

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

The Company leases office space and certain PET equipment under non-cancelable operating leases. The office lease expires in April 2005 and the equipment leases expire through August 2006. Rent expense under these operating leases was $405,486 and $1,472,297, respectively for the three and nine months ended March 31, 2003, compared to $433,181 and $1,174,042, respectively, for the three and nine months ended March 31, 2002.

The Company leases certain other PET equipment under capital leases. The equipment leases expire through January 2008. The Company’s assets secure the capital leases.

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

Note 12—Earnings (Loss) Per Share

Computations of basic and diluted earnings per share for the three and nine months ended March 31, 2003 and 2002 were as follows:

	Three months Ended March 31, 2003	Three months Ended March 31, 2002	Nine months Ended March 31, 2003	Nine months Ended March 31, 2002
Net income (loss) per share available to common shareholders—basic
Numerator:
Net income (loss)—available to common shareholders	$61,921	$(1,210,080)	$761,769	$(4,170,573)
Denominator:
Weighted-average shares	54,138,199	32,823,114	53,891,686	32,823,114
Net income (loss) per share available to common shareholders—basic	$—	$(0.04)	$0.01	$(0.13)
Net income (loss) per share available to common shareholders—diluted
Numerator:
Net income (loss)—available to common shareholders	$61,921	$(1,210,080)	$761,769	$(4,170,573)
Denominator:
Weighted-average shares	73,636,220	32,823,114	71,968,209	32,823,114
Net income (loss) per share available to common shareholders—diluted	$—	(0.04)	0.01	(0.13)

Note 13— RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

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

PART 1.

FINANCIAL INFORMATION (continued)

Notes to Consolidated Financial Statements

	March 31, 2003		June 30, 2002
	As Originally Reported	As Restated	As Originally Reported	As Restated
Assets	$21,375,702	$21,375,702	$20,876,584	$20,876,584
Liabilities	$17,585,827	$17,585,827	$21,256,379	$21,256,379
Mandatorily redeemable preferred stock	$—	$—	$—	$3,486,710
Shareholders’ Equity	$3,789,875	$3,789,875	$(379,795)	$(3,866,505)

	Three Months Ended March 31, 2003		Three Months Ended March 31, 2002
	As Originally Reported	As Restated	As Originally Reported	As Restated
Revenues	$5,650,896	$5,650,896	$4,249,770	$4,249,770
Expenses	$5,588,975	$5,588,975	$5,411,531	$5,459,850
Income (loss) from operations	$61,921	$61,921	$(1,161,761)	$(1,210,080)
Preferred stock dividend	$—	$—	$61,618	$—
Net income (loss)—available to common shareholders	$61,921	$61,921	$(1,223,379)	$(1,210,080)
Net income (loss)—available to common shareholders-basic	$0.00	$0.00	$(0.04)	$(0.04)
Net income (loss)—available to common shareholders-diluted	$0.00	$0.00	$(0.04)	$(0.04)

PART 1.

FINANCIAL INFORMATION (continued)

Notes to Consolidated Financial Statements

	Nine Months ended March 31, 2003		Nine Months ended March 31, 2002
	As Originally Reported	As Restated	As Originally Reported	As Restated
Revenues	$15,262,591	$15,262,591	$11,519,484	$11,519,484
Expenses	$14,180,284	$14,180,284	$15,024,115	$15,690,057
Income (loss) from operations	$1,082,307	$1,082,307	$(3,504,631)	$(4,170,573)
Preferred stock dividend	$23,176	$320,538	$214,305	$—
Net income (loss)—available to common shareholders	$1,059,131	$761,769	$(3,718,936)	$(4,170,573)
Net income (loss)—available to common shareholders-basic	$0.02	$0.01	$(0.11)	$(0.13)
Net income (loss)—available to common shareholders-diluted	$0.01	$0.01	$(0.11)	$(0.13)

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

Note 14—Subsequent Events

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

PART 1.

FINANCIAL INFORMATION (continued)

Notes to Consolidated Financial Statements

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

On May 12, 2003, the Company entered into an agreement with a nonaffiliated third party to purchase certain assets used for the manufacture of the radiopharmaceutical used in our business, at an existing site. The purchase price for the assets is $1,000,000, of which a refundable deposit of $500,000 has been paid. The refundable deposit includes $250,000 recorded under deposits and other assets as of March 31, 2003. If the transaction is not consummated by May 26, 2003, in lieu of repayment of the refundable deposit to the Company, the seller has the option to negotiate with the Company for the establishment of a joint venture between the seller and the Company to operate the facility.

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

PART I. Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS (Continued)

Results of Operations

Three Months Ended March 31, 2003

Service revenues for the three months ended March 31, 2003 were $5,650,896, compared to service revenues for the three months ended March 31, 2002 of $4,249,770. Our cost of service revenues for the three months ended March 31, 2003 were $3,141,296, compared to $2,727,400 for the three months ended March 31, 2002. These results exclude the operations of the London PET Centre. The substantial difference in service revenues is largely attributable to eighteen units being deployed during the three months ended March 31, 2003 as compared to fifteen units being deployed during the three months ended March 31, 2002, as well as better utilization of each existing unit. The cost of service revenues represents salaries paid to technologists and drivers, system maintenance, transportation and insurance on our mobile PET systems.

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

Nine Months Ended March 31, 2003

Service revenues for the nine months ended March 31, 2003 were $15,262,591 as compared to service revenues for the nine months ended March 31, 2002 of $11,519,484. The substantial difference in service revenues is largely attributable to the deployment of three new units during the nine months ended March 31, 2003 (including two new units at the end of calendar year 2002), as well as better utilization of each existing unit. Our cost of service revenues for the nine months ended March 31, 2003 were $9,262,883 as compared to cost of service revenues for the nine months ended March 31, 2002 of $7,172,223.

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

Selling and marketing expenses decreased from $1,410,378 for the nine months ended March 31, 2002 to $1,354,014 for the nine months ended March 31, 2003 primarily because of reduced trade show costs, and reduced travel expenses. General and administrative expenses decreased from $5,283,248 for the nine months ended March 31, 2002 to $4,491,913 for the nine months ended March 31, 2003 primarily because of common stock issued for services during the nine months ended March 31, 2002.

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

PART I. Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS (Continued)

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

Since our inception we have incurred significant losses. Through March 31, 2003, we have an accumulated deficit of $25,648,798, which we have financed primarily through equity sales. For the three and nine months ended March 31, 2003, we recognized income (loss) from continuing operations of $61,921 and $(1,142,337), respectively, compared to losses from continuing operations of $(1,084,276) and $(3,868,165) for the three and nine months ended March 31, 2002, respectively. Because of the sale of the London PET Centre, there was net income available to common shareholders of $761,769 for the nine months ended March 31, 2003, compared to a net loss available to common shareholders of $(4,170,573) for the nine months ended March 31, 2002.

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

PART I. ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS (continued)

Liquidity and Capital Resources

At March 31, 2003, our total assets were $21,375,702, compared to $20,876,584 at June 30, 2002. The increase was primarily the result of new mobile units being added as fixed assets, offset by the sale of assets from the London PET Centre Ltd. Our current assets at March 31, 2003 totaled $4,862,234, and our current liabilities were $7,983,117, as compared to current assets of $5,037,607 and current liabilities of $12,581,697 at June 30, 2002. Our current liabilities exceed current assets because, under Generally Accepted Accounting Principles, we are required to record as a current liability our capital lease obligations due within the next twelve months. As discussed in Note 9—Commitments, several of our units are also financed under non-cancelable operating leases that are not recorded as liabilities until the monthly payment is due. Our current assets, on the other hand, include only those accounts receivable that are outstanding from service revenues recognized and typically represent 30 to 60 days of service revenues. Shareholders’ equity increased to $3,789,875 at March 31, 2003, from ($3,866,505) at June 30, 2002, due primarily to the gain on the sale of the London PET Centre of $2,219,300 and private placements of common stock of $6,185,406, net of offering costs less the loss from continuing operations of $1,084,276. We used the net proceeds from these transactions to make payments of accounts payable and certain other obligations.

While we believe that our available cash, short-term assets, and other resources will be sufficient to fund our operations and capital expenditures through the current fiscal year, our results of operations will have an impact on our cash needs beyond that time. We are currently pursuing several financing opportunities as well as working to achieve sustained profitability from operations. In May 2003, certain leases, which previously had restricted the use of cash and accounts receivable, contained financial ratio covenants and required the personal guarantee of the chief executive officer, were assigned to a non-affiliated party and the lease provisions were modified. These leases had previously been in default because of our failure to meet a required debt service coverage ratio. As a result of the default, obligations under capital lease—current previously included the full amount of these lease obligations. The modified provisions of the leases contain no restrictions on the use of cash, do not contain any financial ratio covenants and do not require any personal guarantee. As a result, the default on these leases has been released and the amount of lease obligations previously included in obligations under capital lease—current that extend beyond one year has been reclassified to non-current liabilities. In addition, in May 2003, we entered into a $3,200,000 asset based financing arrangement with a financial institution. Amounts available for borrowing under the financing arrangement, which expires in May 2006, are limited to approximately 80% of qualified accounts receivable, which will be less than the balance of accounts receivable as reflected on our balance sheet. The ability to borrow against these assets will provide us greater flexibility with our cash needs. If we are unable to generate sufficient service revenues to fund continuing operations or achieve sustained profitability, or if we are unable to successfully complete any of the proposed financing activities, our operations will need to be significantly reduced or will otherwise suffer. In addition, we may be required to raise additional capital to add or acquire additional mobile units or stationary sites, or for other operating purposes. We are continually exploring various financing alternatives, but there can be no assurance that any additional debt or equity financing will be available on commercially reasonable terms or at all.

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

PART I. ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS (continued)

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

PART I. ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS (continued)

The success of the IDTF business model depends on our ability to accurately predict patient demand for our services, the maintenance of higher reimbursement rates for the IDTF model, and our selection of quality business partners.

We are working with third parties to develop stationary imaging centers that we will operate as IDTF’s. These stationary imaging centers are identified and selected based on input from hospital administrators, imaging center operators or physician groups who want to offer molecular imaging on their campus. We analyze the marketplace demographics, local competition, tumor board statistics, referring physician demographics and the availability of an on-site PET champion to increase the vitality of the PET service. As permitted under state and federal laws, we may also partner with third party investors in the development and operation of these stationary imaging centers. We anticipate that these partnerships would be in the form of a limited liability company or similar legal entity in which we would have a majority ownership, control and management rights.

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