Form 10KSB
period 2003-06-30
MOLECULAR IMAGING CORP
filed 2003-09-30
CIK 1097181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2003

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number 000-27915

MOLECULAR IMAGING CORPORATION

A Delaware Corporation

(Name of small business issuer in its charter)

Delaware	11-2787966
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2150 West Washington St., Suite 110 San Diego, CA 92110	92110 (Zip Code)
(Address of principal executive offices)

Issuer’s telephone number: (619) 226-6738

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Exchange Act:

COMMON STOCK, PAR VALUE $0.0001

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Issuer’s revenues for fiscal year ending June 30, 2003 were $20,887,924.

The aggregate market value of voting common shares held by non-affiliates of the registrant was $16,021,108 as of September 2, 2003 (computed by reference to the average bid and ask prices of the issuer’s Common Stock on that date as reported by the OTC Bulletin Board ($.45), times the number of voting common shares held by non-affiliates (35,602,463), without regard to derivative securities holdings).

There were 55,681,271shares outstanding of the registrant’s Common Stock as of September 1, 2003.

Transitional small business disclosures format (check one):  Yes  ☐    No  ☒

PART I

ITEM 1.	BUSINESS

Corporate History

The Company commenced its current operations under the name “Mobile PET Systems, Inc.” in January 1999 to reflect a technology called Positron Emission Tomography (“PET”). The Company then changed its name to Molecular Imaging Corporation on May 1, 2003 as the industry is now referring to this technology as Molecular Imaging (“MI”).

General Business

Molecular Imaging Corporation is a leading national provider of molecular imaging (“MI”) services to the healthcare industry. MI is a powerful diagnostic imaging procedure used to diagnose, monitor and assess disease severity for many cancers, cardiovascular disease and neurological disorders. MI procedures display metabolic and functional characteristics of disease, which typically are the first indications of disease. Unlike Computed Tomography (“CT”) or Magnetic Resonance Imaging (“MRI”), which provide physicians with changes in anatomy, MI detects the altered metabolism typically before anatomical changes occur. MI can help physicians effectively detect disease at the very earliest stages. We also provide the newer combined MI/CT systems. These combined imaging systems offer the physician un-paralleled diagnostic information, which includes both metabolic, and anatomical information in one co-registered image. The new combined MI/CT technology improves the time to diagnosis, staging of many cancers, cardiovascular disease and neurological disorders and is also used to observe patient response to treatment.

We provide our services to hospitals, physician groups, diagnostic imaging centers and other healthcare providers in selected marketplaces in the United States. Our shared service model provides mobile MI units or mobile MI/CT units, which we provide on a daily basis or per procedure basis to our clients. We also develop and operate long term permanent facilities with clients interested in full time MI or MI/CT services.

With our mobile imaging business, we integrate MI or MI/CT systems on mobile coaches and enter into multi-year contracts with our clients to provide mobile services for a specified number of days per week. We also provide our customers with technical personnel to operate the equipment and implement the MI procedure under the direction of hospital physicians. In some cases, we also train hospital technical personnel to conduct the MI procedures. We bill our clients for the technical component of the patient procedure and the client bills the insurer for the balance of patient services rendered. Our mobile services allow hospitals, physician groups, imaging center operators and other healthcare providers to access this state-of-the art diagnostic imaging technology seamlessly and efficiently. Under this model we invoice the client for our services at a discounted rate and they invoice the insurer directly.

We also develop stationary MI imaging centers that we operate as “Independent Diagnostic Testing Facilities” (“IDTF”). Under the IDTF model, the Company submits patient billings directly to public and private insurance carriers. We invoice our permanent MI services that are inclusive of all patient services, at retail rates, rather than wholesale rates for our mobile services. In addition, insurance reimbursement rates are currently higher for MI services performed at an IDTF facility than for the same services performed at a hospital.

Under the mobile service model, a higher number of procedures is necessary to reach break-even, and conversely under the IDTF model, fewer scans per day are typically necessary to reach break-even because of the higher amount of reimbursement.

We have a stationary MI imaging facility in San Diego, California that is owned by our subsidiary, Molecular Imaging Sorrento Valley, LLC (“Sorrento Valley LLC”), and is managed by the Company. The center is operated with the University of California, San Diego (“UCSD”) as the “University of California, San Diego Center For Molecular Imaging.” The UCSD School of Medicine radiology faculty provides all clinical patient support services at the center and the Company manages the business operations of the center. The facility is intended to serve the UCSD Healthcare patient population and the greater San Diego metropolitan area. We also have a stationary MI imaging center in St. Petersburg, Florida which is operated by the Company under an operating agreement with a third party where patient scheduling, physician education and professional services are rendered through an independent imaging center operator and professional radiology group, to serve the patient population of Tampa—St. Petersburg.

We have also recently acquired a cyclotron facility located in San Diego, California. A cyclotron is used to produce radiopharmaceuticals such as Fluorine-18, Nitrogen-13, Oxygen-15 and Flurodeoxyglucose (“FDG”), which are some of the radiopharmaceuticals used for MI procedures. FDG is the primary radio-pharmaceutical that is injected into a patient before a MI procedure. Abnormal concentrations of FDG can indicate areas of malignancies. In conjunction with UCSD, the Company plans to use the cyclotron in future research programs for the development of other radioisotopes that may be useful in the fields of neuroscience and cardiology. We believe that the vertical integration of the cyclotron will offer significant commercial benefits for our existing physician and hospital customer base in Southern California and provide us with a competitive advantage.

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

About Our Industry

The Company believes that the growth rates for the sale of MI and MI/CT equipment are an indication of the potential growth rates for MI and MI/CT services. A leading industry study projects annual revenue from sales of diagnostic imaging equipment to grow from $347.1 million in 1998 to approximately $1.2 billion by the end of calendar year 2008.

Although the study predicts that stand alone MRI and CT growth rates will begin to decline as these modalities approach maturity and market saturation, MI and MI/CT equipment sales are expected to triple in size from 2002 to 2008. The increase in growth rate is a direct result of MI’s recent entry into the diagnostic imaging marketplace and a rise in the price for combined MI/CT systems. Physician and patient demand is growing for MI procedures influenced by expanded reimbursement for clinical applications approved over the past several years. According to the industry study, the installed base of MI systems in the United States has grown from 23 units in 1998 to 179 units in 2002, and is projected to grow to approximately 995 units by 2008.

In another report the same industry source states that FDG continues to be one of the fastest growing segments of the diagnostic radio-pharmaceuticals markets, demonstrating dynamic growth in 2001. FDG is expected to outperform competing oncology diagnostics and will represent a significant portion of the total radio-pharmaceuticals markets by 2008. We believe the expansion of MI and MI/CT scanners will bolster this growth for FDG, since FDG accounts for more than 90 percent of the radiopharmaceuticals purchased for MI procedures.

The MI and MI/CT Technology and Procedure

A dedicated MI scanner is a state-of-the-art diagnostic imaging system (similar in appearance to a CT scanner) comprised of a high-speed computer, integrated workstation, patient exam table and a full ring detector gantry. Performing an MI procedure begins with injecting a small amount of a radioisotope such as FDG into the patient. After absorption of the radioisotope, which takes approximately 45 minutes, the patient is positioned on the exam table. The exam table automatically travels through the full ring detector gantry and detects signals

According to two studies, Contribution of PET in the Diagnosis of Recurrent Colorectal Cancer Comparison with Conventional Imaging, EUROPEAN JOURNAL OF SURGICAL ONCOLOGY 1995, 21: 517-522; and Diagnostic Value of Positron Emission Tomography for Detecting Breast Cancer, WORLD JOURNAL OF SURGERY 1998, 22: 223-228; CT scanning is also less effective than MI Scans as a tool for early detection and diagnosis. These studies indicate that MI has displayed the following detection rates compared to CT scanning and mammography:

•	An 81% detection rate for lung cancer, compared to a 52% detection rate with CT;

•	A 95% detection rate for colon cancer, compared to a 68% detection rate with CT; and

•	An 85% detection rate for breast cancer, compared to a 67% detection rate for mammography.

In cardiology, a MI scan is one of the most accurate diagnostic tests to detect cardiovascular disease. By measuring both blood flow and metabolic rate within the heart, the images display inadequate blood flow to the heart caused by blockages and differentiate between damaged muscle and living muscle that is undetected by other non-invasive cardiac tests. MI enables physicians to screen for coronary artery disease, to assess flow rates and flow reserve, and to distinguish viable from nonviable myocardium for bypass and transplant candidates. It is also fast becoming an important tool for cardiologists attempting to achieve reversal of coronary artery disease through aggressive risk factor modification, enabling both doctor and patient to directly and non-invasively measure the progress of improvement in coronary blood flow.

In neurology, MI can assist in the early diagnosis and staging of disorders like Parkinson’s disease. MI is the most accurate method of diagnosing mild to moderate Alzheimer’s disease. (Overview of Molecular Imaging Technology and Medicare Coverage, Academy of Molecular Imaging ‘03 Symposium, September 2003, www.ami-imaging.org.) MI can detect a consistent diagnostic pattern for Alzheimer’s disease where certain regions of the brain may show decreased metabolism early in the disease. This pattern often can be recognized several years before a physician is able to make the diagnosis from visible symptoms. In addition, MI scans can differentiate Alzheimer’s from other types of dementia or depression. Before MI, the only way to definitively diagnose Alzheimer’s was through an autopsy. MI can also detect Parkinson’s disease. A labeled acid is used in MI to determine if the brain is deficient in dopamine synthesis. If it is determined there is no deficiency and the patient is not suffering from Parkinson’s disease, then the course of tremor evaluation and treatment would be modified.

Our Molecular Imaging Services

Our mobile service business model provides efficient, cost effective access to this technology for many hospitals and other health care providers that are unable to financially justify or secure the acquisition of a dedicated full-time MI service. A mobile MI system consists of the MI scanner, integrated workstation, 3D Advanced Computational Image Acquisition and Display System, and patient couch. Mobile coaches are specifically designed for medical staff convenience, patient comfort and safety, and include a powered patient lift, stairway, stabilizing system for leveling, and transportation alarm to warn of equipment not properly stowed for transport. The interior space of the coach is divided into three sections: a patient staging room, a technology control room, and the MI room. The cost for a fully commissioned MI system can range from $1.6 to $1.9 million, and a MI/CT system between $2,300,000 and $2,600,000 million, inclusive of mobile coach or lease hold improvements. As of September 1, 2003, we have eighteen mobile MI units and two fixed sites in operation. These twenty MI scanners were manufactured by CTI Molecular Imaging (“CTI”), Siemens Medical Systems, Inc. (“Siemens Medical”) and General Electric Medical Systems (“General Electric”).

We offer a comprehensive value added service for our customers which includes:

•	A Medical Advisory Board to present seminars that educate physicians on the benefits of MI;

•	Physician training programs and expert over-read services that assist the hospitals’ staff physicians to become qualified MI exam interpreters;

•	Clinical website www.petadvances.com for patient and physician information;

•	Facilities planning, economic modeling, and support to accommodate fixed site development for some of our clients;

•	Strategic education plan supported by regional specialists who educate referring physicians; and

•	Convenient access to radiotracers at negotiated discount rates.

The most commonly used radioisotope is fluorodeoxy glucose (FDG). We obtain FDG from multiple sources, including Eastern Isotopes, Positron, Cox Nuclear Pharmacy, P.E.T. Net Pharmaceuticals and Syncor. While we have multiple sources, FDG is highly perishable and we may not have multiple sources for each of our operating sites or routes. With the acquisition of the cyclotron in San Diego, California, we plan to purchase FDG for our Southern California operations from our cyclotron.

Our Operations

Customer Base.    We believe that many hospitals and other health care providers will continue to develop MI services to remain competitive in the health care marketplace. The Company is licensed to provide MI services in 24 states representing key marketplaces in the United States. Regulatory, Certificate of Need (“CON”), and licensing requirements in many states limit general access to MI services. In addition, many health care providers lack sufficient patient volumes or financial resources to justify the purchase of a dedicated in-house MI system. As a result, providers will consider contracting for mobile services or joint ventures to gain access to MI technology, build patient flows and provide comprehensive MI services to their communities. Many health care providers, regardless of whether their patient flows or financial resources justify the purchase of a MI system, may prefer to contract with us to (i) obtain the use of a MI or MI/CT system without significant capital investment or financial risk; (ii) retain the ability to switch system types and avoid the risk of technological obsolescence; (iii) eliminate the need to recruit, train and manage qualified technologists; (iv) provide expanded imaging services when patient demand exceeds their in-house capability; or (v) benefit from our experience in operating this service.

Mobile Services Agreements.    We provide our services to hospitals and health care providers under mobile services agreements. These agreements generally have standardized provisions, which are subject to modifications based on the needs of a particular customer. Under these agreements, we provide use of our mobile MI systems or mobile MI/CT systems, along with a minimum of one trained licensed nuclear medicine technologist, for a specified number of days per week. Fees are based on a per-patient basis or a flat daily rate. A minimum number of MI exams per day are usually required. We require our customers to pay us for our services within thirty days after we bill them. The agreements require our customers to perform various functions and supply various items, such as space, power, medical supplies, physicians and patient support services. The agreements generally have a three or five-year term, which is typically subject to automatic renewal for a similar term. The agreements may be terminated for certain causes, or in some cases without cause, generally on 180 days notice, as described in each of the agreements. Our mobile service agreements contain grounds for termination which include a customer’s lack of economic justification for our services, or a customer’s transition to a stationary site (however, in certain agreements we have a right of first refusal to participate in any joint venture created to install such a stationary system). The agreements also generally require that we exclusively perform all MI services on our customers’ sites.

Stationary Facilities.    We develop stationary MI facilities with hospitals or medical groups who have sufficient patient volumes to support a full time service. These projects are structured as either wholly owned subsidiaries or joint ventures. As of September 1, 2003, we operate two stationary MI facilities, one in St. Petersburg, Florida and one in San Diego, California.

Independent Diagnostic Testing Facility.    An Independent Diagnostic Testing Facility (IDTF) is a stationary site or mobile MI unit that operates independently of a hospital. Operating as an IDTF allows the

Company to enter into a long-term space rental agreement with a hospital or stand-alone imaging center, with the Company acting as the sole managing entity, or managing partner in the case of a joint venture. This allows the Company to retain full decision making authority, bill insurance and Medicare directly at higher reimbursements rates, and use our experience in marketing and referral building to increase scan volumes. As of September 1, 2003, we operated five IDTFs, which includes the stationary facilities in St. Petersburg, Florida and San Diego, California, and three mobile IDTFs in Southern California.

Reimbursement.    Under our non-IDTF imaging services agreements, we are not reimbursed directly by health care payors such as Medicare, Medicaid, private insurance companies or managed care companies. Instead, we contract directly with and are paid by the hospital, which then bills the health care payors. All of our revenues, except those generated by IDTFs, are paid directly by the hospital. To date, the vast majority of our customers have paid us on time. However, there can be no assurance that we will always be paid in a timely manner.

Billing and reimbursement for diagnostic imaging services is divided into a technical component and a professional component. Our business revenue is based on providing part of the technical component, which includes the cost of the equipment, labor and materials needed to perform the imaging procedure by our technologists and the hospital. The professional component is the cost of interpreting the diagnostic image by the physician. Except under our IDTF model, we typically contract with a hospital to receive a negotiated rate for the technical component of the MI procedure that we provide. The hospital then seeks reimbursement from health care payors for the technical and professional components. At the current time, the average insurance reimbursement to a hospital for a MI procedure is $1,700 to $3,100.

In January 1998, the Health Care Financing Administration (HCFA) (today known as the Centers for Medicare and Medicaid Services, or “CMS”) approved Medicare reimbursement for the diagnostic evaluation of solitary pulmonary nodules and for staging non-small cell lung cancer. As indicated in the table below, the number of procedures that have been approved for Medicare reimbursement has grown.

CMS has developed the hospital outpatient prospective payment system (HOPPS) for Medicare hospital outpatients, called ambulatory pricing categories, or “APC’s”. This new system affects the payments for outpatient procedures performed in hospitals or hospital owned imaging centers. A variety of nuclear medicine and MI procedures have been categorized into nine groupings, one of which is allocated to MI. Effective August 1, 2000, reimbursement for APC 981 for FDG-MI oncology studies are set at approximately $1,768, and include payment for the radiopharmaceutical or radiotracer. Reimbursement for APC 285 will be used to pay for Rb-82 cardiac perfusion imaging studies and has been given a national rate of $730.22 plus the radiopharmaceutical costs. Medicare outpatient procedures at freestanding imaging centers are billed and reimbursed by MI G-Codes on a monthly basis. The payment levels for these G-Codes vary around the country by Medicare region. Estimates on the average reimbursement for approved MI G-Codes range from $1,600–$2,000 for a combined cardiac rest/stress study inclusive of isotope. For G-Codes for FDG-MI oncology studies, reimbursement averages $1,817 for the technical component, including the radioisotope FDG.

The expansion of Medicare reimbursement for MI clinical indications is outlined in the chart below:

Clinical indications	Permitted Reimbursements	Effective Date
Rb82 Cardiac Perfusion	In place of or following inconclusive SPECT	March 4, 1995

Lung Cancer	Characterization of solitary pulmonary nodule	January 1, 1998

Initial staging of lung cancer

Colorectal Cancer	Detection of the location of recurrent colorectal cancer in patients with rising CEA levels	July 1, 1999

Lymphoma	Staging of lymphoma (Hodgkins and non-Hodgkins)	July 1, 1999

Melanoma	Detection of recurrent melanoma	July 1, 1999

Lung Cancer (non-small cell)	Diagnosis, initial staging and restaging	July 1, 2001

Colorectal Cancer	Diagnosis, initial staging and restaging	July 1, 2001

Melanoma	Diagnosis, staging and restaging. Not covered to evaluate regional lymph nodes	July 1, 2001

Lymphoma	Diagnosis, initial staging and restaging	July 1, 2001

Head & Neck Cancers	Diagnosis, initial staging and restaging	July 1, 2001

Esophageal Cancer	Diagnosis, initial staging and restaging	July 1, 2001

Epilepsy Refractory Seizures	Pre-surgical evaluation	July 1, 2001

FDG Myocardial Viability	Metabolic assessment after inconclusive SPECT	July 1, 2001

Lung Cancer SPN	Characterization definition change	July 1, 2001

Breast Cancer	Staging and restaging of advanced diagnosis and response to therapy/treatment	October 1, 2002

FDG Myocardial Viability	Primary or initial study for determining cardiac viability prior to revascularization	October 1, 2002

Thyroid Cancer	MI for restaging of previously treated thyroid cancer	October 1, 2003

Alzheimer’s	Not covered by Medicare. Self pay only	Not Applicable

A majority of private insurers and HMO’s currently approve reimbursement for MI according to their own policies. Many industry observers believe with expanded reimbursement and approval by CMS, a significant growth in clinical utilization of MI will be realized over the next several years. We believe MI represents a medical technology that provides clinical diagnosis, prepared patient outcomes and a savings to purchasers of services.

Government Regulation

We are required to adhere to a wide variety of other regulations governing the operation of our business. For example, a federal regulation commonly known as the “Stark Law” imposes civil penalties and exclusion from participation in the Medicare program of reimbursement for referrals by physicians for “designated health services” to certain entities with which the referring physician has a financial relationship if those referrals do not fall within an exception created by law or regulation. While designated health services do not include MI scans, many legal commentators believe that the “Stark Law” may be expanded in the future to include MI scans within the definition of “designated health services”. Implementing regulations have been issued regarding referrals for clinical laboratory services, but no final implementing regulations have been issued regarding MI services. It is likely these proposed rules will be found to apply to MI, thereby restricting physician referrals for MI services by an investor-physician or a physician who has a compensation arrangement.

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

Competition

We believe that the key competitive factors affecting our business include providing quality patient care, reliable service, attracting and retaining quality technicians, price, and availability of MI and MI/CT services. At the present time, we believe that there is one other national company providing mobile MI services, as well as several regional competitors. We believe that we currently have the largest fleet of mobile MI systems of U.S. operators dedicated to providing only MI and MI/CT services.

We are, and will continue to be, subject to intense competition in our markets, principally from businesses providing other traditional diagnostic imaging techniques, including existing and developing technologies, and competitive products. There are many companies engaged in this market, some with significantly greater resources than ours, including Alliance Imaging, Inc. (“Alliance”), which is also a publicly traded company. While Alliance is not dedicated to providing only MI and MI/CT services, but predominately provides mobile MRI services, Alliance may have a larger fleet of mobile MI systems than the Company. Significant competitive factors, which will affect future sales in the marketplace, include regulatory approvals, performance, pricing and general market acceptance. In addition to direct competition from other providers of mobile MI services, we compete with free-standing CT, MRI and MI centers, hospitals, health care providers that have their own diagnostic imaging systems, and equipment manufacturers that sell or lease imaging systems to health care providers for mobile or full-time use.

We will also face competition in the marketing and sale of FDG from our cyclotron facility in San Diego, California. Established competition in the Southern California market includes companies such as P.E.T. Net Pharmaceuticals and Syncor/Cardinal Health.

The risks that may occur if we fail to compete successfully are discussed in the “Risks Related To Our Business” section of this Form 10-KSB.

Our Competitive Strategy

Management has developed and implemented a business strategy designed to grow our company, increase revenues, and maximize returned earnings. Our goal is to maintain a leadership position in our industry as well as pursue significant growth opportunities based on the following competitive strategies. However, there can be no assurance that we will maintain a leadership position or experience significant growth as a result of these strategies.

Quality Customer Service and Strong Customer Relationships.    We have positioned ourselves as a high quality patient service provider rather than solely as an operator of shared services on the basis of value-added services. We differentiate ourselves from potential competitors by professionally developing our services with those hospitals and physicians who determine quality services are the primary goal for their patients.

State-of-the-Art Technology.    We will seek to continue to provide our customers with the new generation MI devices like MI/CT and image fusion software.

Patient Scheduling Services.    We offer patient scheduling and insurance pre-certification approval services to facilitate patient throughput and prompt payment.

Secure Exclusive, Long-term Contracts with Key Hospitals in Attractive Markets.    We generate a majority of our revenues from exclusive, long-term contracts with hospitals and other health care providers on a flat rate or fee for service basis. Our marketing focus is currently directed on key market segments throughout the U.S. In each of our geographic regions, we approach hospitals, imaging centers and medical groups that we believe require access to MI and MI/CT services. These prospective customers may desire to use mobile MI services to remain competitive in their respective health care markets or may lack sufficient patient volumes to justify the purchase of a stationary MI or MI/CT system. We also plan to continue to pursue securing long-term contracts with high profile university hospitals such as our relationship with the University of California, San Diego, which offer the potential of establishing market presence and name recognition. We have also developed a “Value Added” strategy that is intended to utilize our senior executives and Medical Advisory Board members to help our customers during the start-up phases at their facilities. Our approach includes physician education and a focused marketing effort to increase utilization. Our value added services include billing and collections, patient scheduling and third party contracting.

Substantial Operating Leverage.    Because of the significant amount of fixed costs associated with operating a MI and MI/CT system, we believe we can benefit from operating leverage, with increased utilization rates resulting in increases in operating earnings and margins.

Favorable Payment Terms.    A majority of our billings are direct to hospitals. The hospitals, in turn, generally pay us prior to collecting from patients and third party payors. Accordingly, we believe our exposure to uncollectable patient receivables is reduced.

Experienced Management Team.    Our senior management team has considerable industry experience and has successfully founded, developed and executed operating and financial strategies with previous health care companies.

Increase Scan Volumes.    We believe that the demand for MI procedures will continue to grow as new applications are developed, reimbursement approvals expand and MI continues to gain increased acceptance by physicians resulting in replacing and/or supplementing other diagnostic imaging technologies. We have an opportunity to increase patient procedures by adding new customers, offering new services (i.e. cardiac and breast imaging), which can increase the number of patient procedures performed.

Maximize Return on Invested Capital.    We seek to manage the utilization of our MI and MI/CT systems to maximize our return on capital (i.e., the amount of cash flow generated by each system relative to the carrying value of such system). We hope to maximize our return on capital through “operating leverage” which may be realized by billing our customers on a per-patient basis, so that as patient flows increase our revenues also increase, but without a significant corresponding increase in our operating costs. We estimate that, on average, a system can be utilized for approximately eight years in a high demand market when properly maintained and upgraded, after which time the system can either be utilized in a market with less demand or traded in for a new system.

Identify Attractive Strategic Acquisitions.    We intend to continue to identify attractive strategic acquisition opportunities that may arise to improve our ability to (i) access lower cost financial resources; (ii) realize significant synergies from operating expense reduction and overhead cost savings; (iii) expand into new geographic markets; and (iv) increase top line growth.

Vertical Integration.    With the acquisition of the San Diego cyclotron facility in August of 2003, we plan to produce FDG for sale to our existing Southern California customers and other third parties. We believe we can produce and sell FDG at lower rates than we are currently paying thereby reducing our operating costs. We also believe we can sell more FDG to third parties as the low cost provider in Southern California, generating additional revenue for the company.

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

Sales and Marketing

Our sales force consists of regional business development representatives. These personnel identify, qualify and contact candidates for our services. Each regional business development representative has overall management and revenue responsibility for a specific region of the country and reports to our Vice President of Business Development.

We believe that our direct education to referring physicians plays a primary role in our ability to increase patient procedures. Our educational specialists focus on developing increased scan volumes by introducing referring physicians and their staff to our MI services and MI’s capabilities. In addition, certain key executive officers spend a portion of their time marketing our services. We have also assembled a Medical Advisory Board comprised of leading physicians who assist in educational programs directed to the medical community, enhancing our ability to attract and increase patient procedures.

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

Employees

At September 8, 2003, the Company employed 73 people on a full-time basis, with 19 people on a part-time basis for a total of 92 employees. None of these employees is subject to a collective bargaining agreement and there is no union representation within the Company. The Company maintains various employee benefits plans and believes its employee relations are good.

ITEM 2.	PROPERTIES

Our corporate offices are located at 2150 West Washington Street, Suite 110 San Diego, California 92110, where we lease 5,687 square feet for $10,974 per month, plus a proportionate share of operating costs. This lease runs through March 31, 2004.

In August of 2003, a wholly owned subsidiary of the company, Molecular Imaging Sorrento Valley LLC, entered into a sublease agreement with Vital Imaging, Inc. for the operation of an imaging center in San Diego, California. The term of the sublease commenced on August 31, 2003 and expires on August 31, 2008. The monthly rent is $3,748.83 plus an approximately 18% share of operating expenses. The Company is not a party to the sublease nor does it guarantee the subsidiaries obligations under the sublease.

In August of 2003, a majority-owned subsidiary of the company, Molecular Imaging Cyclotron LLC, entered into a sublease agreement with Vital Imaging, Inc. for the operation of the cyclotron in San Diego, California. The term of the sublease commenced on August 31, 2003 and expires on August 31, 2008. The monthly rent is $7,497.67 plus an approximately 36% share of operating expenses. The Company is not a party to the sublease nor does it guarantee the subsidiaries obligations under the sublease.

The Company and its subsidiaries also from time to time enter into space rental agreements for the operation of our mobile IDTF business.

ITEM 3.	LEGAL PROCEEDINGS

In August of 2003 the Company was served with a summons and complaint, filed by CTI Molecular Imaging, Inc. (“CTI”) on August 1, 2003 in the Chancery Court for Knox County, Tennessee. This action by CTI seeks to recover the amount of $389,166.79, plus pre-judgment interest at the rate of 10%, for the Company’s alleged breach of eight service agreements entered into with CTI. The Company provided written notice to CTI on February 11, 2003 that the eight service agreements were effectively terminated by CTI on January 30, 2003 due to CTI’s refusal to provide services to the Company under the service agreements. CTI did not provide any services to the Company under the service agreements during the period from January 30, 2003 to July 30, 2003, the period for which CTI is demanding payment. The Company has filed an answer and counterclaim to CTI’s complaint. The Company intends to defend the case vigorously.

The Company is often involved in various claims and disputes arising in the course of business, seeking monetary damages and other relief, or in which the Company may seek to collect money for services rendered or enforce the provisions of its service agreements. The amount of the liability, if any, from such claims cannot be determined with certainty. However, the Company believes the ultimate liability for such claims will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its fiscal year 2002 annual stockholders meeting on May 1, 2003 in San Diego, California. At our annual stockholders meeting, the stockholders of the company (i) elected management’s seven nominees to the Company’s Board of Directors for another term and (ii) approved of an amendment to the Company’s Amended and Restated Certificate of Incorporation to change the name of the Company to “Molecular Imaging Corporation”. The number of affirmative votes for the name change was 46,461,510; the number of votes against the name change was 50,050; and the number of votes abstaining was 41,711.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Common Stock currently trades on the OTC Bulletin Board, under the symbol “MLRI”. Our symbol was changed from “MBPT” to “MLRI” in May of 2003 in connection with our name change.

The following table sets forth, for the two most recent fiscal years indicated, the high and low closing bid prices for our Common Stock as reported on the OTC Bulletin Board. The quotation for the Common Stock traded on the OTC Bulletin Board may reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

Molecular Imaging Corporation	High Bid	Low Bid
FISCAL YEAR 2001-2002
FIRST QUARTER (7/1/01-9/30/01)	0.6700	0.3500
SECOND QUARTER (10/1/01-12/31/01)	0.8800	0.5600
THIRD QUARTER (1/1/02-3/31/02)	0.7500	0.4000
FOURTH QUARTER (4/1/02-6/30/02)	0.7300	0.4900
FISCAL YEAR 2002-2003
FIRST QUARTER (7/1/02-9/30/02)	0.6500	0.3200
SECOND QUARTER (10/1/02-12/31/02)	0.3400	0.2100
THIRD QUARTER (1/1/03-3/31/03)	0.2500	0.1400
FOURTH QUARTER (4/1/03-6/30/03)	0.3700	0.1600

As of June 30, 2003, 302 stockholders of record, not including the holders that have their shares held in a depository trust in “street name”, held our common shares. The transfer agent of our common stock is OTC Corporate Transfer Service Co., P.O. Box 591, Hicksville, NY 11802.

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

Equity Compensation Plans

As of June 30, 2003, we have issued the following equity compensation under plans or individual arrangements:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Equity compensation plans approved by security holders (1)	3,901,157	$1.01	4,098,843
Equity compensation plans not approved by security holders (2)	5,160,265	$0.43	0

Total	9,061,422	$0.68	4,098,843

(1)	The Company’s only equity compensation plan approved by security holders is its 1999 Stock Option Plan, as amended.
(2)	The Company has entered into certain compensation arrangements from time to time. The Company has issued individual warrants to purchase common stock to consultants and service providers, including the Company’s Medical Advisory Board, and to officers and directors who have provided services or advanced credit to the Company. The number shown for this category includes (i) only warrants issued for compensation to consultants and service providers and (ii) all warrants issued to officers and directors, whether as compensation for services, advancing credit, or otherwise. Not included are warrants issued to vendors or to purchasers of the Company’s stock in connection with the sale of such stock or warrants, or stock or warrants issued after June 30, 2003. As of June 30, 2003, the Company had issued warrants to purchase a total of 11,628,041 common shares (including those shown above), at a weighted-average exercise price of $0.56.

Recent Sales of Unregistered Securities

On or about July 8, 2003 we received a notice to convert common stock warrants into 149,999 shares of Common Stock at an exercise price of $.35 per share. This conversion was in reliance on Section 4(2) of the Securities Exchange Act (the “Act”).

On July 28, 2003 the Company entered into a Business Advisory and Financial Consulting Services Agreement (the “Agreement”) with Ascendiant Capital Group, LLC (“Ascendiant”) pursuant to which Ascendiant agreed to provide certain financial advisory and consulting services to the Company. Pursuant to the terms of the Agreement, the Company agreed to compensate Ascendiant for each month of service provided by Ascendiant in shares of the Company’s common stock (the “Engagement Shares”). The number of Engagement Shares to be issued to Ascendiant for each month of service shall be the determined by dividing $10,000.00 by the average closing price of our common stock over the period of such month; provided, however, in no event shall the number of Engagement Shares exceed 35,000 shares per month. Under the terms of the Agreement, the Engagement Shares are to be issued and delivered to Ascendiant within ten (10) business days after each month that Ascendiant provides services. Either Ascendiant or the Company upon 15 days prior written notice may terminate the Agreement. The Engagement Shares will be issued in reliance upon Section 4(2) of the Act.

ITEM 6.	MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company is a leading national service provider of Positron Emission Tomography molecular imaging (“PET” or “MI”) services to the healthcare industry. MI is a powerful imaging procedure used to diagnose, monitor and assess disease severity for many cancers, cardiovascular disease and neurological disorders. MI procedures display metabolic and functional characteristics of disease. Other conventional imaging procedures, such as Computed Tomography (CT) and Magnetic Resonance Imaging (MRI) systems, provide physicians with anatomical information. Because diseases like cancer, cardiac, vascular disease, and neurological disorders often exhibit altered metabolism before the anatomy is changed, MI helps physicians effectively detect and stage these problems at their earliest stages. That information helps define and guide appropriate treatment options, which can eliminate redundant testing, hospitalization, or non-beneficial therapies. We provide MI services to hospitals and other healthcare providers in selected marketplaces in the United States on both a mobile and stationary site basis. We were also one of the first providers of a combined MI/CT system on a mobile coach. These combined scanners represent the latest in MI technology and offer an added dimension in the diagnosis and monitoring of disease. The MI/CT combined technology improves the diagnosis of cardiovascular disease and central nervous system disorders such as Alzheimer’s disease.

With our mobile imaging business, we integrate MI systems on mobile coaches and enter into multi-year contracts with customers to provide mobile services for a specified number of days per week. We also provide our customers with technical personnel to conduct the MI procedure under the direction of hospital physicians. In some cases, we also train hospital technical personnel to conduct the MI procedures. Our services allow hospitals and other healthcare providers to access this state-of-the art diagnostic imaging technology and offer these services to their patients. Our customers pay us based on a flat daily rate or per procedure basis. As discussed above, we have also developed two stationary imaging centers that we will operate as “Independent Diagnostic Testing Facilities” (IDTF). One of these centers is in St. Petersburg, Florida and the other is in San Diego, California. Also as discussed above, we have recently acquired a cyclotron facility located in San Diego, California to produce radiopharmaceuticals used in MI procedures.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. These principles require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Estimated amounts may differ under different assumptions or conditions, and actual results could differ from the estimates. There are many critical accounting policies discussed in the notes to our financial statements including the following critical accounting policy that affects the judgments and estimates used in the preparation of our financial statements.

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

Recent Accounting Pronouncements

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and nullifies the guidance of Emerging Issues Task Force (“EITF”) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), which recognized a liability for an exit cost at the date of an entity’s commitment to an exit plan. SFAS No. 146 requires that the initial measurement of a liability be at fair value. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have any impact on the Company’s financial position, results of operations or cash flows.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure” (“SFAS 148”). SFAS 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), to provide alternative methods of transition to SFAS 123’s fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS 148 does not amend SFAS 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for the compensation using the fair value method of SFAS 123 or the intrinsic value method of APBO 25. The Company has adopted the disclosure requirements of SFAS 148 and will continue to use the intrinsic value method described in ABPO 25 in accounting for the fair value of stock awards issued to employees.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 changes the accounting guidance for certain financial instruments that, under previous guidance, could be classified as equity or “mezzanine” equity by now requiring those instruments to be classified as liabilities (or assets in some circumstances) on the balance sheet. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 has required the presentation of the mandatory redeemable preferred stock in the liability section of the consolidated balance sheets, rather than the “mezzanine” equity section, as previously presented. The mandatory redeemable preferred stock has been redeemed as of June 30, 2003.

Results of Operations

Twelve Months Ended June 30, 2003

Service revenues for the twelve months ended June 30, 2003 were $20,887,924, compared to service revenues for the twelve months ended June 30, 2002 of $16,302,009. Our cost of service revenues for the twelve months ended June 30, 2003 were $12,455,296, compared to $10,218,987 for the twelve months ended June 30, 2002. The substantial difference in service revenues is largely attributable to better utilization of each existing unit. The cost of service revenues represents salaries paid to technologists and drivers, system maintenance, transportation and insurance on our mobile MI systems.

The gross profit percentage increased from 37.3% for the twelve months ended June 30, 2002 to 40.4% for the twelve months ended June 30, 2003 primarily for the following reasons:

Gross profit percentage for the twelve months ended June 30, 2002	37.3%
Transportation services	2.0
Depreciation expense	1.7
Equipment rental	0.1
Service contracts and repairs	(2.9)
Medical supplies	0.6
Technologist/Driver salaries and wages	0.2
Other	1.4
Gross profit percentage for the twelve months ended June 30, 2003	40.4%

Our cost of transportation services decreased because we hired more of our own drivers and used less outside transportation services in the twelve months ended June 30, 2003. While our depreciation expense increased in absolute dollars in the twelve months ended June 30, 2003, it decreased as a percentage of service revenues because of the substantial increase in service revenues. Equipment rental increased in absolute dollars but deceased as a percentage of service revenues because of the substantial increase in service revenues. Our cost of service contracts and repairs increased over the twelve months ended June 30, 2002 since more of our units are no longer covered by warranty and require maintenance contracts or the use of other repair sources. Our cost of medical supplies decreased as a percent of service revenues as more of our customers now provide their own medical supplies. Although our salaries and wages for our technologists and drivers increased in absolute dollars in the twelve months ended June 30, 2003, it decreased as a percentage of service revenues because of the increase in service revenues.

Selling and marketing expenses decreased from $2,013,520 for the twelve months ended June 30, 2002 to $1,858,338 for the twelve months ended June 30, 2003 primarily from a reduction in travel expenses during the year ended June 30, 2003. General and administrative expenses decreased from $7,464,210 for the twelve months ended June 30, 2002 to $5,984,585 for the twelve months ended June 30, 2003 primarily from decreased investor relations fees of $894,862, down from $1,079,116 for the twelve months ended June 30, 2002 to only $184,253 for the twelve months ended June 30, 2003, and decreased legal and professional fees in the amount of $563,981, from $1,378,031 for the twelve months ended 2002 to $814,050 for the twelve months ended 2003. This decrease in investor relations fees was primarily the result of the payment of less compensation to investor relations firms in the form of non-cash, stock based compensation during fiscal year 2003 than for fiscal year 2002. The decrease in legal fees resulted primarily from a decrease in our use of outside legal counsel for legal work which was instead performed by our General Counsel who joined the Company in December of 2002.

Income from operations of discontinued subsidiaries included a gain on the sale of the London PET Centre of $2,219,300.

Our net income for the twelve months ended June 30, 2003 of $964,131 was a substantial improvement over the net loss of $(5,823,489) for the twelve months ended June 30, 2002, even after taking into consideration the gain on the sale of the London PET Centre. Our net income available to common shareholders for the twelve months ended June 30, 2003 was $643,593, compared to the net loss of $(5,823,489) for the twelve months ended June 30, 2002.

Net cash used in operating activities for the twelve months ended June 30, 2003 increased to $1,215,345, an increase of $615,475 over the twelve-month period ended June 30, 2002. This increase in cash used was due mainly to the decrease in accounts payable resulting from our using proceeds from the sale of discontinued operations to pay down accounts payable incurred during the year ended June 30, 2002.

Expanding Our Business

We continue our efforts to develop and expand our service business by increasing utilization of our existing units, and deploying additional mobile and stationary MI and MI/CT systems. We may continue to incur additional losses as we pursue our development and expansion efforts. The majority of our costs are fixed; so increased revenues as a result of increased utilization may increase our gross profit and income, while lower utilization may result in lower gross profit and income. As discussed above, we are also working with third parties and existing customers to develop stationary imaging centers that we will operate as “Independent Diagnostic Testing Facilities”.

One measure that management uses to evaluate our progress is average revenues per weekday for all operating units. We calculate average revenues per weekday for all units by dividing total weekday revenues by the number of weekdays in the relevant period, excluding holidays. We exclude Saturdays from this calculation since not all of our units are scheduled for Saturday service. For reasons described above, for the twelve months ended June 30, 2003, our average revenues per weekday for all units increased to approximately $82,889, from average revenues per weekday for all units of approximately $64,691 for the twelve months ended June 30, 2002. Our future revenues will principally be a function of the number of operating units in service, the volume of patient procedures and the fees earned per procedure. We generate substantially all our revenues from our service agreements with hospitals and other health care providers. We have a satisfactory record of account collections, however there can be no assurance that this trend will continue and, accordingly, we have established an allowance for uncollectable accounts receivable. Lower reimbursement by public and private insurers may also impact the revenues we can generate from our operations. There can be no assurance that we will be able to maintain or increase the number of patient procedures or that our allowances for doubtful accounts receivable will be sufficient.

Since our inception we have incurred significant losses. Through June 30, 2003, we have an accumulated deficit of $25,766,974, which we have financed primarily through equity sales. For the twelve months ended June 30, 2003, we recognized a loss from continuing operations of $(1,260,513) compared to a loss from continuing operations of $(5,415,206) for the twelve months ended June 30, 2002. There was net income of $964,131 for the twelve months ended June 30, 2003, compared to a net loss of $(5,823,489) for the twelve months ended June 30, 2002. There was net profit available to common shareholders of $643,593 for the twelve months ended June 30, 2003, compared to a net loss available to common shareholders of $(5,823,489) for the twelve months ended June 30, 2002.

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

Liquidity and Capital Resources

At June 30, 2003, our total assets were $21,788,908, compared to $20,876,584 at June 30, 2002. The increase was primarily the result of an increase in net property and equipment due to the leasing of new equipment, an increase in prepaid expenses, offset by a decrease in deposits and the reduction in advances to the London PET Centre due to the sale of that entity. Our current assets at June 30, 2003 totaled $3,805,598, and our current liabilities were $8,434,193, as compared to current assets of $4,533,621 and current liabilities of $12,581,697 at June 30, 2002. Our current liabilities exceed current assets because, under Generally Accepted Accounting Principles, we are required to record as a current liability our capital lease obligations due within the next twelve months. As discussed in Note 13—Commitments, several of our units are also financed under non-cancelable operating leases that are not recorded as liabilities until the monthly payment is due. Our current assets, on the other hand, include only those accounts receivable that are outstanding from service revenues recognized and typically represent 30 to 60 days of service revenues.

Our stockholders’ equity at June 30, 2003 was $3,749,744, which is an improvement of $7,606,249 from stockholders equity of $(3,866,505) at June 30, 2002. This substantial increase in stockholders’ equity was accomplished primarily from our private placement of common stock and warrants in July 2003 that resulted in net proceeds of $6,185,406. This private placement coincided with our redemption of preferred stock in the amount of $3,284,072. The proceeds from our July 2003 private placement were also used to pay down accounts payable that were substantially reduced from $4,315,483 at June 30, 2002, to $1,494,450 at June 30, 2003. The increase in our stockholders’ equity also resulted from our net income for the twelve months ended June 20, 3003 of $964,131.

While we believe that our available cash, short-term assets, and other resources will be sufficient to fund our operations and capital expenditures through the current fiscal year, our results of operations will have an impact on our cash needs beyond that time. We also believe we will continue to be able to convert our accounts receivable into cash to meet our operations costs. We are also currently pursuing several financing opportunities as well as working to achieve sustained profitability from operations. If we are unable to generate sufficient service revenues to fund continuing operations, convert our accounts receivable into cash, or achieve sustained profitability, or if we are unable to successfully complete any of the proposed financing activities, our operations will need to be significantly reduced or will otherwise suffer. In addition, we may be required to raise additional capital to add or acquire additional mobile units or stationary sites, or for other operating purposes. We are continually exploring various financing alternatives, but there can be no assurance that any additional debt or equity financing will be available on commercially reasonable terms or at all.

Risks Related to Our Business

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

We have incurred significant losses since our formation. We may not be able to generate sufficient revenues from sales to fund continuing operations or achieve sustained profitability.

We have a relatively limited operating history.

Our prospects must be considered in connection with the risks, uncertainty, expenses and difficulties frequently encountered by relatively new companies, particularly in new and rapidly evolving markets such as those for the services we provide.

Our substantial indebtedness could restrict our operations and makes us more vulnerable to adverse economic conditions.

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

Equipment and other assets of the Company secure certain of our indebtedness. If the Company defaults and the creditors foreclose, the Company and its operations would be materially and adversely affected.

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

High cost, concerns by patients and physicians relating to safety and efficacy, and the substantial acceptance of other diagnostic tools such as MRIs or CT scans may interfere with the growing acceptance of MI technology. We have a limited sales force and may need to hire additional technologists and sales and marketing personnel to grow the acceptance of MI services. We believe MI technology is now accepted as a valid diagnostic and staging tool for certain conditions, but we cannot promise this acceptance will continue to expand to other conditions.

Our ability to continue operations depends on our ability to sustained profitability.

Our future revenues and profitability depend in part on our ability to demonstrate to hospitals the potential cost and performance advantages of the MI and MI/CT system over traditional diagnostic imaging systems. Our ability to sustain profitability in the future will depend in part on our ability to successfully market and sell MI services on a wide scale. If we are unable to do so, we will be unable to grow revenues and achieve sustained profitability from operations.

We may need to obtain additional financing in the near future.

Our capital requirements associated with our operations have been and will continue to be substantial. We may require additional financing to execute our business plan. No assurance can be given that we will be able to obtain additional financing when needed, or that, if available, such financing will be on terms acceptable to us. In any such financing, the interests of our existing security holders could be substantially diluted. If adequate funds were either not available or not available on acceptable terms, our business, revenues, financial condition and results of operations would suffer. If we raise additional funds through the issuance of equity or convertible securities, the percentage ownership of our stockholders will be reduced. Moreover, these securities may have powers, preferences and rights that are senior to those of the rights of our common stock. Also, our ability to raise additional funds through the issuance of equity or convertible securities is restricted by our number of authorized shares and certain covenants contained in the June 2002 private placement agreements.

If we are unable to obtain additional funding our business operations will be harmed.

We believe that our available short-term assets and investment income will be sufficient to meet our operating expenses and capital expenditures through the current fiscal year. We do not know if additional financing will be available when needed, or if it is available, if it will be available on acceptable terms. Insufficient funds may prevent us from implementing our business strategy or may require us to delay, scale back or eliminate certain contracts for the provision of MI services.

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

We obtain our MI and MI/CT systems from a limited group of qualified suppliers: CTI of Knoxville, TN, Siemens Medical Systems, Inc. of Iselin NJ and GE Medical Systems of Milwaukee, WS. While we believe that alternative suppliers could be found for the MI system, there can be no assurance that any supplier could be replaced in a timely manner. Any interruption in the supply and/or delivery of the MI or MI/CT systems could materially harm our ability to expand our revenues and thereby adversely affect our financial condition and results from operations.

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

The MI system may become technologically obsolete and our business could be harmed.

The markets in which our MI services compete are subject to rapid technological change as well as the potential development of alternative diagnostic imaging techniques or products, or the combination of modalities such at MI/CT. These changes could render the MI system technologically or economically obsolete, or cause a reduction in the value of, or reduce the need for, MI systems. Should such change occur, there could be no assurance that we will be able to acquire the new or improved systems, which may be required to service our customers.

If our client contracts are not renewed or are terminated early, our business and financial results would be harmed.

Upon expiration of our clients’ contracts, we are subject to the risk that clients will cease using our MI systems and purchase or lease their own MI systems, use our competitors’ MI systems or rely on alternate imaging technologies. Approximately fourteen percent of our client contracts expire in 2003, thirty-two percent in 2004, twenty-four percent in 2005, nineteen percent in 2006, three percent in 2007 and 2008, and eight percent in 2012. Moreover, approximately one-third of our client contracts permit the client, upon typically 180 days notice, to terminate the contract “without cause,” and approximately two-thirds of our client contracts permit the client, upon typically 180 days notice, to terminate the contract if the client obtains a fixed site for a MI system. In addition, a portion of our contracts do not have minimum usage requirements.

The success of the IDTF business model depends on our ability to accurately predict patient demand for our services; the maintenance of higher reimbursement rates for IDTF procedures; and our selection of quality business partners.

As of September 1, 2003, we have established five IDTFs, two of which are stationary sites and three of which are mobile. We are actively working with third parties to develop additional stationary and mobile imaging centers that we will operate as IDTFs. These imaging centers are identified and selected based on input from hospital administrators, imaging center operators or physician groups who want to offer MI on their campus. We analyze the marketplace demographics, local competition, tumor board statistics, referring physician demographics and the availability of an on-site MI champion to increase the vitality of the MI service. As permitted under state and federal laws, we may also partner with third party investors in the development and operation of these stationary imaging centers, as we have done with The Regents of the University of California for our stationary imaging center in San Diego, California. We anticipate that these partnerships would be in the form of a limited liability company or similar legal entity in which we would have a majority ownership, control and management rights.

While we will use our experience and knowledge of the MI marketplace to select IDTF imaging centers that we believe will be successful, there can be no assurances that our selection process will result in an IDTF that is profitable. Also, the factors upon which we select the IDTF imaging center may change after commencement of operations of the site that could result in reduced patient use and revenues and have an adverse impact on our business. There are no assurances that the current reimbursement rates for IDTF imaging centers will remain higher than those for hospital based services. A reduction in such reimbursement rates could have an adverse impact on the operation of the IDTF model. The IDTF model may also result in a longer period of time between when we perform the MI procedure and receive payment then under our typical mobile services model. This could have an adverse impact on our cash flow.

The success of our IDTF model will also depend on our ability to select quality partners who can assist in the development and operation of those imaging centers and our ability to execute and implement agreements with such third parties that will protect our rights with respect to the management and operation of these imaging centers. While we will use our experience to select quality business partners, there can be no assurance that such partners will act in our best interest, or that our agreements with such partners will adequately protect our rights in the event of a dispute with such partners. The federal and state laws and regulations described above also impact our ability to partner with third parties for the development and operation of IDTF imaging centers, and any changes in such laws, or changes in the interpretations of such laws, could restrict our ability to enter into such partnerships. Also, the failure by such partners to comply with the applicable state and federal laws and regulations described above could result in penalties, damages, fines or a curtailment in our operations which could adversely affect our ability to operate our business.

Our revenues may fluctuate or be unpredictable and this may harm our financial results.

The amount and timing of revenues that we may derive from our business will fluctuate based on, among other variables:

•	variations in the rate at which clients terminate or fail to renew their contracts; and

•	changes in the number of days of service we can offer with respect to a given system due to equipment malfunctions or the seasonal factors discussed below.

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

The loss of any of our key personnel could adversely affect our business, including our ability to develop and market our services and products.

We depend to a considerable degree on a limited number of key personnel. The loss of the services of key personnel could harm our business. Our success will also depend, among other factors, on the successful recruitment and retention of qualified sales persons, technologists and other personnel. It is impossible to predict the availability of qualified sales persons and technologists or the compensation levels that will be required to hire them. In particular, there is a very high demand for qualified technologists who are necessary to operate our systems. We may not be able to hire or retain a sufficient number of technologists, and we may be required to pay higher salaries to our technologists, which would increase our expenses. The loss of the services of any member of our senior management or our inability to hire or retain qualified sales persons and skilled technologists at economically reasonable compensation levels could adverse affect our ability to operate and grow our business.

If we fail to compete successfully, our revenues and operating results will be adversely affected.

Many of our competitors have substantially greater financial and marketing resources and experience than us. We believe some of our competitors are offering MI services to our existing and potential customers at lower rates than we are charging or proposing to charge such customers. These lower rates could cause us to lose our existing customers or fail to gain new customers that could have a material adverse impact on our business and results of operations. Furthermore, we expect that other companies will enter the mobile and stationary MI and MI/CT market, particularly as MI systems gain increasing market acceptance. Our competitors may be able to develop technologies, procedures or products that are more effective or economical than ours, or that would render the MI system obsolete or noncompetitive. Some of our customers may be capable of providing the same services to their patients directly by purchasing or leasing their own imaging systems. In addition, the hospital industry has been experiencing a trend towards consolidation, which trend will reduce our potential customer base and increase competition for available customers.

We have no operating history with respect to the cyclotron.

We completed the purchase of the cyclotron in August of 2003 and have no operating history with respect to the cyclotron. Although our officers and employees have substantial business experience in the MI industry and the healthcare industry generally, and we plan to employ and retain skilled and qualified employees consultants and/or pharmaceutical delivery companies to assist us with the day-to-day operation of the cyclotron and delivery of FDG, there can be no assurances that our cyclotron operations will be successful. The operation of the cyclotron and delivery of FDG is also subject to local, state and federal licensing and permitting requirements. Although we have retained a consultant to assist us with this licensing and permitting, and anticipate contracting with a third party for the delivery of the FDG, any failure to maintain these licenses and permits, or obtain such third party agreements upon terms favorable to the Company, or at all, could have a material adverse impact on our cyclotron operations.

A successful liability claim asserted against us due to a defect in the MI system, MI/CT system, or FDG, in excess of our insurance coverage, would harm our business.

Providing mobile MI and MI/CT shared services, and producing, selling and distributing FDG, involves the inherent risk of professional and product liability claims against us. We currently maintain insurance coverage in the types and amounts which we deem adequate for our operations, but this insurance is expensive, subject to various coverage exclusions and may not be obtainable in the future on terms acceptable to us. We do not know whether claims against us arising from our use of the MI and MI/CT systems, or the production, delivery and sale of FDG, will be successfully defended or that our insurance will be sufficient to cover liabilities arising from these claims. A successful claim against us in excess of our insurance coverage could materially harm our business.

Our MI service and production of FDG requires the use of radioactive materials, which subjects us to regulation, related costs and delays and could subject us to potential liabilities for injuries or violations of environmental, health and safety laws.

Our MI service involves the controlled storage, use and disposal of material containing radioactive isotopes. Our cyclotron business involves the production and delivery of radioactive isotopes. While this material has a short half-life, meaning it quickly breaks down into inert, or non-radioactive substances, using these materials presents the risk of accidental environmental contamination and physical injury.

We are subject to federal, state and local regulations governing the production, delivery, use, storage, handling and disposal of materials and waste products. Although we believe that our safety procedures for handling and disposing of these hazardous materials comply with the standards prescribed by law and regulation, we cannot completely eliminate the risk of accidental contamination or injury from those hazardous materials. In the event of an accident or a defect in the FDG, we could be held liable for any damages that result, and any liability could exceed the limits or fall outside the coverage of our insurance. We may not be able to maintain insurance on acceptable terms, or at all. We could incur significant costs and the diversion of our management’s attention in order to comply with current or future environmental, health and safety laws and regulations.

There is uncertainty relating to third party reimbursement, which is critical to market acceptance of our services.

Under the non-IDTF model, MI services are generally purchased by hospitals, which then bill various third-party payers, such as government programs, and private insurance plans, for the procedures conducted using the MI system. Third party payers carefully review, and are increasingly challenging, the prices charged for medical products and services, and scrutinizing whether to cover new products and evaluating the level of reimbursement for covered products. While we believe that the hospitals using the MI system have generally been reimbursed, payers may deny coverage and reimbursement for the MI system if they determine that the device was not reasonable and necessary for the purpose for which it was used, was investigational or not cost-effective. As a result, we cannot assure that reimbursement from third-party payers for use of the MI system will be available or, if available, that reimbursement will not be limited. If third-party reimbursement of these procedures is not available, it will be more difficult for us to offer our services on a profitable basis.

Moreover initiatives are periodically proposed which, if implemented, would have the effect of substantially decreasing reimbursement rates for diagnostic imaging services. We cannot guarantee that these or similar initiatives will not be adopted in the future. Any change in the rates of or conditions for reimbursement could substantially reduce the number of procedures for which these healthcare providers can obtain reimbursement or the amounts reimbursed to our clients for services provided by us. Any change in the rates of or conditions for reimbursement could also substantially reduce the number of procedures that we perform under our IDTF model. Because unfavorable reimbursement policies have constricted, and may continue to constrict, the profit margins of the hospitals and clinics we bill directly, we have lowered, and may continue to need to lower, our fees to retain existing clients and attract new ones. These reductions could have a significant adverse effect on our revenues and financial results by decreasing demand for our services or creating downward pricing pressure.

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

We are, directly or indirectly through our clients, subject to extensive regulation by both the federal government and the states in which we conduct our business. The laws that directly or indirectly affect our ability to operate our business include the following:

•	the federal Medicare and Medicaid Anti-Kickback Law, which prohibits persons from soliciting, receiving or providing remuneration, directly or indirectly, to induce either the referral of an individual, or furnishing or arranging for a good or service, for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs

•	the federal False Claims Act, which imposes civil and criminal liability on individuals and entities who submit false or fraudulent claims for payment to the government;

•	the federal Health Insurance Portability and Accountability Act of 1996, which prohibits executing a scheme to defraud any healthcare benefit program, including private payers;

•	the federal False Statements Statute, which prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;

•	the federal physician self-referral prohibition commonly known as the Stark Law which, in the absence of a statutory or regulatory exception, prohibits the referral of Medicare patients by a physician to an entity for the provision of certain designated health services, including MRI and other imaging services, if the physician or a member of the physician’s immediate family has an ownership interest in, or a compensation arrangement with, the entity;

•	state law equivalents of the foregoing;

•	state laws that prohibit the practice of medicine by non-physicians and fee-splitting arrangements between physicians and non-physicians;

•	federal and state laws governing the diagnostic imaging equipment we use in our business concerning patient safety, equipment operating specifications and radiation exposure levels; and

•	the federal Health Insurance Portability and Accountability Act (HIPAA) of 1996, which requires covered entities to comply with national standards for security and privacy of protected health information and with standards for transactions and code sets.

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

Federal regulations affect the ability of a Medicare provider such as a hospital to include a service or facility as provider-based for purposes of Medicare reimbursement. Historically, provider-based status has allowed a provider to obtain more favorable Medicare reimbursement for services like the ones we provide. While the Medicare, Medicaid and SCHIP Benefits and Improvement Act of 2000 offers some relief for facilities recognized as provider-based on October 1, 2000, under these new regulations, some of our clients may have difficulty qualifying our services for provider-based status. If a client cannot obtain provider-based status for our services, then the provider might decide not to contract or to continue to contract with us or might acquire a fixed base MI system.

The application or repeal of state certificate of need regulations could harm our business and financial results.

Some states require a certificate of need or similar regulatory approval prior to the acquisition of high-cost capital items, including diagnostic imaging systems, or provision of diagnostic imaging services by us or our clients. While currently only a few of the states in which we operate require a certificate of need, more states are adopting similar licensing requirements. In many cases, a limited number of these certificates are available in a given state. If we are unable to obtain the applicable certificate or approval or additional certificates or approvals necessary to expand our operations, these regulations may limit or preclude our operations in the relevant jurisdictions. Conversely, states in which we have obtained or will obtain a certificate of need may repeal existing certificate of need regulations or liberalize exemptions from the regulations. The repeal of certificate of need regulations in states in which we have obtained a certificate of need or a certificate of need exemption would lower barriers to entry for competition in those states and could adversely affect our business.

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

We may maintain cash in excess of federally insured limits with various banks.

The Federal Deposit Insurance Corporation (“FDIC”) insures deposits up to $100,000 in virtually all United States banks and savings associations. In the event an FDIC-insured bank fails and depositors lose their money, the FDIC pays depositors up to $100,000 of the money lost. Although our funds are deposited in accounts with FDIC-insured banks, the amounts of cash in these accounts may exceed federally insured limits. In the event of a failure of one of our banks where our funds were lost, we could only recover from the FDIC up to $100,000 of the funds lost. The loss of the excess funds could have a material adverse effect on our business.

emitted from the patient. The actual scanning procedure takes about 30-40 minutes. Upon completion, a 3D full body MI procedure is ready for physician interpretation. An MI scan produces metabolic information of the body, unlike CT or MRI that produce anatomical information. Metabolic changes are typically the first indication of disease. MI scans are primarily utilized for the diagnosis and staging of cancer, heart disease and neurological disorders.

A dedicated MI/CT scanner is becoming popular with physicians and radiologists because it takes two modalities, MI and CT, and co-registers the information, providing the physician with a full body study depicting anatomical form and normal or abnormal molecular activity. MI/CT provides both anatomical and molecular information in one procedure. This combined image assists in treatment planning by providing the physician more specificity. The procedural workup is the same as above but the clinical output includes the additional CT information.

The Advantages of MI and MI/CT

MI offers significant advantages over other diagnostic imaging techniques as it provides a direct measure of biochemistry and functional/metabolic activity. In most cases, the precursors to disease are biochemical in nature and initially affect function, as opposed to structure. MI has the ability to create a 3D diagnostic image of early metabolic changes, can significantly reduce the time to diagnosis, reduce costs and improve patient outcomes for numerous indications for oncology, cardiology and neurology.

MI offers the following substantial advantages over current diagnostic imaging procedures:

•	Replaces the need for multiple, costly medical testing with a single imaging procedure;

•	Displays 3D whole body images of all of the body with one examination;

•	Diagnoses and detects diseases, in most instances before detection by other tests;

•	Provides more accurate initial staging of disease;

•	Provides staging of disease following therapy or surgery;

•	Reduces or eliminates ineffective or unnecessary surgical/medical treatments and hospitalization; and

•	Reduces redundant medical costs and discomfort to the patient.

As a result of the clinical effectiveness of MI and MI/CT, the Company believes that health care providers are experiencing increased demand to provide MI services. Increasingly, many health care providers are utilizing out sourced third parties, like our company, to provide these technology-driven patient services.

The American Cancer Society reports that approximately 8.9 million Americans with a history of cancer were alive in 1999 and nearly 1,334,100 million new incidences are expected to be diagnosed in 2003. MI is currently recognized as one of the only metabolic diagnostic imaging procedures powerful enough to accurately diagnose and stage the metabolic function of cancer with a single pass. It can also provide information to determine whether a primary cancer has metastasized to other parts of the body. MI has demonstrated its usefulness in cost-effective, whole-body metastatic surveys; avoiding biopsies for low-grade tumors; non-invasive differentiation of tumors from radiation necrosis; early change in course of ineffective chemotherapy; and avoiding unnecessary diagnostic and therapeutic surgeries.

ITEM 7.    FINANCIAL STATEMENTS

INDEPENDENT AUDITORS’ REPORT

To The Board of Directors

Molecular Imaging Corporation

We have audited the consolidated balance sheets of Molecular Imaging Corporation and subsidiaries (formerly Mobile PET Systems, Inc. and subsidiaries) as of June 30, 2003 and 2002, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audits, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Molecular Imaging Corporation and its subsidiaries as of June 30, 2003 and 2002, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

PETERSON & CO.

San Diego, California

September 24, 2003

MOLECULAR IMAGING CORPORATION AND SUBSIDIARIES

(Formerly MOBILE PET SYSTEMS, INC. AND SUBSIDIARIES)

Consolidated Balance Sheets

June 30, 2003 and 2002

	2003	2002
ASSETS
Current assets
Cash	$113,130	$94,143
Accounts receivable, net	3,282,147	3,419,701
Prepaid expenses	406,980	172,090
Deposits and other assets	3,341	847,687

Total current assets	3,805,598	4,533,621

Property and equipment, net	15,944,388	15,146,597

Other assets
Accrued interest receivable	10,573	10,573
Due from London Radiosurgical Centre, Ltd	127,123	129,317
Subordinated equity participation	200,000	200,000
Loan receivable	500,000	—
Restricted cash	—	352,490
Prepaid rent and financing costs	1,201,226	503,986

Total assets	$21,788,908	$20,876,584

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable	$1,494,450	$4,315,483
Asset-backed financing facility	1,554,628	—
Current portion of long-term debt	28,481	27,730
Loans payable to related parties	122,692	504,650
Accrued and other liabilities	420,471	793,134
Other liabilities	—	301,448
Obligations under capital lease—current	4,813,471	6,639,252

Total current liabilities	8,434,193	12,581,697

Noncurrent liabilities
Obligations under capital lease, net	9,561,258	8,602,488
Long-term debt	43,713	72,194
Mandatory redeemable preferred stock	—	3,486,710

Total liabilities	18,039,164	24,743,089

Stockholders’ equity (deficit)
Common stock; $0.0001 par value; 90,000,000 shares authorized; 55,531,272 and 44,966,267 shares issued and outstanding at June 30, 2003 and 2002, respectively	5,554	4,497
Additional paid in capital	29,511,164	22,852,226
Accumulated deficit	(25,766,974)	(26,410,567)
Foreign currency translation adjustment	—	(312,661)

Total stockholders’ equity (deficit)	3,749,744	(3,866,505)

Total liabilities and stockholders’ equity (deficit)	$21,788,908	$20,876,584

The accompanying notes are an integral part of these financial statements.

MOLECULAR IMAGING CORPORATION AND SUBSIDIARIES

(Formerly MOBILE PET SYSTEMS, INC. AND SUBSIDIARIES)

Consolidated Statements of Operations

For the Years Ended June 30, 2003 and 2002

	2003	2002
Service revenues, net	$20,887,924	$16,302,009
Cost of service revenues	12,455,296	10,218,987

Gross profit	8,432,628	6,083,022

Expenses
Selling and marketing	1,858,338	2,013,520
General and administrative	5,984,585	7,464,210

Total expenses	7,842,923	9,477,730

Income (loss) from operations	589,705	(3,394,708)

Other income (expense)
Interest income	4,742	8,359
Other income (expense)	107,371	72
Interest expense	(1,915,513)	(1,997,868)

Total other income (expense)	(1,803,400)	(1,989,437)

Loss from continuing operations before provision for income taxes	(1,213,695)	(5,384,145)
Provision for income taxes	46,818	31,061

Net loss from continuing operations	(1,260,513)	(5,415,206)
Income (loss) from operations of discontinued subsidiaries (including a $2,219,300 gain on sale for the year ended June 30, 2003)	2,224,644	(408,283)

Net income (loss)	964,131	(5,823,489)

Preferred stock dividend	320,538	—

Net income (loss)—available to common shareholders	$643,593	$(5,823,489)

Loss per share from continuing operations—basic	$(0.02)	$(0.17)

Income (loss) per share from discontinued operations—basic	$0.04	$(0.01)

Net income (loss) per share available to common shareholders—basic	$0.01	$(0.18)

Loss per share from continuing operations—diluted	$(0.02)	$(0.17)

Income (loss) per share from discontinued operations—diluted	$0.04	$(0.01)

Net income (loss) per share—available to common shareholders—diluted	$0.01	$(0.18)

The accompanying notes are an integral part of these financial statements.

MOLECULAR IMAGING CORPORATION AND SUBSIDIARIES

(Formerly MOBILE PET SYSTEMS, INC. AND SUBSIDIARIES)

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended June 30, 2003 and 2002

	Common Stock		Additional Paid In Capital	Accumulated Deficit	Foreign Currency Translation Adjustment	Total Stockholders’ Equity
	Shares	Amount
Balance—June 30, 2001	25,484,086	$2,549	$15,911,106	$(20,587,078)	$(320,357)	$(4,993,780)
Common stock issued in private placements, net of offering costs	13,999,998	1,400	4,228,600			4,230,000
Common stock issued through conversion of preferred stock	2,158,138	215	1,118,354			1,118,569
Common stock issued as finders fee	161,714	16	(16)			—
Common stock issued for services	3,062,331	307	1,059,944			1,060,251
Common stock issued as compensation	100,000	10	42,990			43,000
Options and warrants issued as compensation and for services			491,248			491,248
Net loss				(5,823,489)		(5,823,489)
Foreign currency translation adjustment					7,696	7,696

Balance—June 30, 2002	44,966,267	4,497	22,852,226	(26,410,567)	(312,661)	(3,866,505)
Common Stock issued in private placements, net of offering costs	9,821,429	982	6,184,424			6,185,406
Preferred stock redemption—common stock surrendered	(374,000)	(37)	37			—
Preferred stock redemption—dividend				(297,362)		(297,362)
Repriced warrants			23,176	(23,176)		—
Common Stock issued for services	930,076	93	344,907			345,000
Common stock issued through the exercise of options	187,500	19	(19)			—
Options and warrants issued as compensation and for services			106,413			106,413
Net Income				964,131		964,131
Foreign currency translation adjustment					312,661	312,661

Balance June 30, 2003	55,531,272	$5,554	$29,511,164	$(25,766,974)	$—	$3,749,744

The accompanying notes are an integral part of these financial statements.

MOLECULAR IMAGING CORPORATION AND SUBSIDIARIES

(Formerly MOBILE PET SYSTEMS, INC. AND SUBSIDIARIES)

Consolidated Statements of Cash Flows

For the Years Ended June 30, 2003 and 2002

	2003	2002
Cash flows from operating activities
Net income (loss)	$964,131	$(5,823,489)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation	3,135,082	3,102,398
Non cash stock option and warrant charge	106,413	491,248
Common stock issued for compensation	—	43,000
Common stock issued for services	345,000	1,060,251
Gain on sale of discontinued operations	(2,219,300)	—
(Increase) decrease in operating assets
Accounts receivable	137,554	(1,362,949)
Due from London Radiosurgical Centre, Ltd.	2,194	109,249
Prepaid expenses	(234,890)	118,084
Deposits and other assets	844,346	(361,411)
Restricted cash	352,490	(7,620)
Cash of discontinued operations	(37,574)	—
Prepaid rent and financing costs	(697,240)	44,004
Increase (decrease) in operating liabilities
Accounts payable	(3,239,410)	1,902,313
Accrued and other liabilities	(674,111)	69,447

Net cash used in operating activities	(1,215,315)	(615,475)
Cash flows from investing activities
Capital expenditures	(144,843)	(540,003)
Loan made	(500,000)	—
Proceeds from sale of discontinued operations	1,884,917	—

Net cash provided by (used in) investing activities	1,240,074	(540,003)
Cash flows from financing activities
Asset-backed financing facility, net	1,554,628	—
Payments on loans	(409,688)	(317,502)
Proceeds from loans	—	77,600
Payments on obligations under capital lease	(4,141,940)	(2,811,253)
Preferred stock redeemed	(3,284,072)	—
Common stock issued	6,185,406	4,230,000

Net cash provided by (used in) financing activities	(95,666)	1,178,845

Net (decrease) increase in cash	(70,907)	23,367
Effect of exchange rate changes on cash	89,894	7,696
Cash—beginning of year	94,143	63,080

Cash—end of year	$113,130	$94,143

SUPPLEMENTAL DISCLOSURES
Interest paid	$1,915,513	$2,181,309
Income taxes paid	$46,818	$31,061
NON CASH INVESTING AND FINANCING ACTIVITIES
Equipment under capital lease	$5,008,951	$—
Preferred stock dividend-warrants re-priced in redemption	$23,176	$—
Obligations under capital lease	$5,008,951	$—
Conversion of liability to note payable	$—	$20,000
Common stock issued through conversion of preferred stock	$—	$1,118,569

The accompanying notes are an integral part of these financial statements.

MOLECULAR IMAGING CORPORATION AND SUBSIDIARIES

(FORMERLY MOBILE PET SYSTEMS, INC. AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—THE COMPANY

Molecular Imaging Corporation and subsidiaries, (formerly Mobile PET Systems, Inc. and subsidiaries), (the “Company”) were organized to provide Positron Emission Tomography (“PET”) systems and services to hospitals and other health care providers on a mobile, shared user basis. The Company’s PET services include providing high technology imaging systems, technologists to operate the imaging systems, the management of day-to-day operations and educational and marketing support. The Company has operations in the United States. The Company sold its operation in the United Kingdom in July 2002.

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

Service revenues from third party payors are reported net of contractual allowances. Contractual allowances are a normal industry practice and are a result of third party reimbursements for services performed. Revenue under third party payor agreements is subject to adjustment. Provisions for estimated third party payor settlements are provided in the period the related services are rendered. Differences between estimated amounts and accrued and interim and final settlements are reported in operations in the year of settlement. Contractual allowances are $300,000 at June 30, 2003.

Foreign Currency Translation

The financial statements of all foreign subsidiaries were prepared in their respective local currencies and translated into U.S. dollars based on the current exchange rate at the end of the period for the balance sheet and a weighted-average rate for the period on the statement of operations. Translation adjustments are reflected as foreign currency translation adjustments in stockholders’ equity and accordingly have no effect on net income (loss).

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and

MOLECULAR IMAGING CORPORATION AND SUBSIDIARIES

(FORMERLY MOBILE PET SYSTEMS, INC. AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Estimates (Continued)

disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Advertising

Advertising costs incurred for major new campaigns are expensed in the year in which the advertising takes place. Other advertising costs are expensed when incurred. Advertising expense for the years ended June 30, 2003 and 2002 was $142,434 and $100,339, respectively.

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

Recent Accounting Pronouncements

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and nullifies the guidance of Emerging Issues Task Force (“EITF”) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), which recognized a liability for an exit cost at the date of an entity’s commitment to an exit plan. SFAS No. 146 requires that the initial measurement of a liability be at fair value. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have any impact on the Company’s financial position, results of operations or cash flows.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure” (“SFAS 148”). SFAS 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), to provide alternative methods of transition to SFAS 123’s fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on

MOLECULAR IMAGING CORPORATION AND SUBSIDIARIES

(FORMERLY MOBILE PET SYSTEMS, INC. AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

reported net income and earnings per share in annual and interim financial statements. While SFAS 148 does not amend SFAS 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for the compensation using the fair value method of SFAS 123 or the intrinsic value method of APBO 25. The Company has adopted the disclosure requirements of SFAS 148 and will continue to use the intrinsic value method described in ABPO 25 in accounting for the fair value of stock awards issued to employees.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 changes the accounting guidance for certain financial instruments that, under previous guidance, could be classified as equity or “mezzanine” equity by now requiring those instruments to be classified as liabilities (or assets in some circumstances) on the balance sheet. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 has required the presentation of the mandatory redeemable preferred stock in the liability section of the consolidated balance sheets, rather than the “mezzanine” equity section, as previously presented. The mandatory redeemable preferred stock has been redeemed as of June 30, 2003.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash, accounts receivable, prepaid expenses, deposits, long-term equity participation investment, accounts payable, loans payable, obligations under capital lease and notes payable. The Company believes the fair value of financial instruments approximate book value at June 30, 2003.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year’s presentation. Preferred stock previously presented between liabilities and stockholders’ equity has been presented in the liability section of the current year’s consolidated balance sheet to conform to Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” These changes had no impact on previously reported results of operations or stockholders’ equity.

NOTE 3—ACQUISITIONS

The Company was originally incorporated under the name “Mobile PET Systems, Inc.” in the State of Nevada on December 1, 1998. On December 22, 1998, the Company’s stockholders exchanged all of the 7,000,000 shares of outstanding common stock for 7,000,000 shares of common stock in Colony International Incorporated, (formerly American Coin and Stamp, Inc.), incorporated in the State of Delaware on August 21, 1995, and its wholly owned subsidiary, Colony International Incorporated, incorporated in the State of Nevada on April 25, 1995. This exchange of shares was accounted for as a reverse merger, under the purchase method of accounting. Accordingly, the combination of the Company and Colony International Incorporated and subsidiary was recorded as a recapitalization of the stockholders’ equity of the Company, the surviving corporation and for accounting purposes the financial statements presented are those of the Company. The Company changed to its present name “Molecular Imaging Corporation” in May of 2003.

MOLECULAR IMAGING CORPORATION AND SUBSIDIARIES

(FORMERLY MOBILE PET SYSTEMS, INC. AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

NOTE 3—ACQUISITIONS (CONTINUED)

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

On July 12, 2002, the Company discontinued operations of the London PET Centre Limited. and Mobile PET Leasing Limited, a stationary PET facility in the United Kingdom. The Company recognized a gain on the disposal of $2,219,300. No income tax effect was recognized due to operating loss carry-forwards. Revenues from the operations of discontinued operations for the years ended June 30, 2003 and 2002 were $80,059 and $1,301,121, respectively.

On March 15, 2001, the Company incorporated a wholly owned subsidiary, Radiodiagnostics Corporation, a Nevada corporation. Radiodiagnostics Corporation is operationally inactive and the corporation has been revoked by the Nevada Secretary of State.

On October 12, 2001, the Company incorporated a wholly owned subsidiary, Molecular Imaging Services Corp I, (formerly Molecular Imaging Corporation), a Delaware corporation. Molecular Imaging Services Corp I is the managing member of MBPT #1 LLC, MBPT #2 LLC, and MBPT #5 LLC.

On March 27, 2002, the Company formed a wholly owned subsidiary, MBPT #3 LLC, a Delaware limited liability company. The status of the LLC with the Secretary of State is active, but the LLC is operationally inactive.

On March 27, 2002, the Company formed a wholly owned subsidiary, Molecular Imaging Cyclotron LLC (formerly MBPT #4 LLC), a Delaware limited liability company. As of June 30, 2003, the status of the LLC with the Secretary of State is active, but the LLC had not commenced operations.

On April 3, 2002, the Company formed a wholly owned subsidiary, MBPT #1 LLC (dba Redlands Molecular Imaging Center). The status of the LLC with the Secretary of State is active and the LLC is operationally active.

On April 3, 2002, the Company formed a wholly owned subsidiary, MBPT #2 LLC, a California limited liability company. The status of the LLC with the Secretary of State is active and the LLC is operationally active.

On May 16, 2002, the Company formed a wholly owned subsidiary PET Billing Solutions, LLC, a Nevada limited liability company. The status of the LLC with the Secretary of State is active and the LLC is operationally active.

On November 4, 2002, the Company formed a wholly owned subsidiary MBPT#5 LLC, a California limited liability company (dba San Antonio Molecular Imaging Center). The status of the LLC with the Secretary of State is active and the LLC is operationally active.

On May 15, 2003 the Company formed three wholly owned subsidiaries, Molecular Imaging Sorrento Valley LLC, Molecular Imaging MicroPET LLC and Molecular Imaging Houston LLC, Delaware limited liability companies. As of June 30, 2003, the status of the LLC’s with the Secretary of State was active but the LLC’s had not commenced operations.

MOLECULAR IMAGING CORPORATION AND SUBSIDIARIES

(FORMERLY MOBILE PET SYSTEMS, INC. AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

NOTE 4—ACCOUNTS RECEIVABLE

Accounts receivable consist of the following at June 30, 2003 and 2002:

	2003	2002
Accounts receivable	$3,682,147	$3,535,701

Less allowance for doubtful accounts	(100,000)	(116,000)
Less allowance for contractual amounts	(300,000)	—

	$3,282,147	$3,419,701

NOTE 5—PREPAID RENT AND FINANCING COSTS

Prepaid rent and financing costs consist of the following at June 30, 2003 and 2002:

	2003	2002
Prepaid equipment rent	$1,073,986	$503,986
Prepaid financing costs	127,240	—

	$1,201,226	$503,986

NOTE 6—PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2003 and 2002 consist of the following:

	2003	2002
Computer equipment	$1,014,253	$1,421,843
Office furniture and fixtures	164,562	211,610
Office equipment	12,752	12,752
Leasehold improvements	7,071	7,070
Equipment	23,023,223	19,413,346

	24,221,861	21,066,621
Less accumulated depreciation	(8,277,473)	(5,920,024)

	$15,944,388	$15,146,597

Depreciation expense for the years June 30, 2003 and 2002 was $3,135,082 and $3,102,398, respectively.

NOTE 7—DEPOSITS AND OTHER ASSETS

Deposits and other assets consist of the following at June 30, 2003 and 2002:

	2003	2002
Equipment deposits—Mobile PET units	$—	$325,580
Preferred stock redemption deposit	—	500,000
Other	3,341	22,107

	$3,341	$847,687

Equipment deposits—Mobile PET units are refundable upon the Company securing lease financing or may be applied to subsequent equipment orders.

MOLECULAR IMAGING CORPORATION AND SUBSIDIARIES

(FORMERLY MOBILE PET SYSTEMS, INC. AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

NOTE 8—CAPITALIZATION

Preferred Stock

On January 20, 2000, the Company authorized for issuance ten million (10,000,000) shares of preferred stock having one hundredth of a cent ($0.0001) par value per share. On March 3, 2000 the Company designated and issued sixty (60) shares 8% Cumulative Convertible Redeemable Preferred, Series A Stock (“Series A”) for cash in the amount of $2,700,000, net of acquisition fees. The sixty (60) shares of Series A Stock provided an intrinsic value of beneficial conversion feature of approximately $1,206,000, which was recognized as a preferred stock dividend and the Series A stock was recorded as a liability at a fair value of $3,906,000. Under this Securities Purchase Agreement, the Company issued 120,000 warrants to purchase shares of common stock, at an exercise price of $5 per share, which were due to expire in March 2003. On May 30, 2001 the liquidation value was increased from $50,000 to $58,937 per share when the Company entered into a Settlement Agreement and Conditional Release of a lawsuit surrounding the Securities Purchase Agreement, increasing the fair value of the Series A stock an additional $376,238. The holders converted cumulative preferred dividends in the amount of $66,274 and converted 37 shares of Series A into 3,459,361 shares of common stock at various dates through June 30, 2002.

On September 21, 2000, the Company designated and subsequently issued thirty (30) shares 8% Cumulative Convertible Redeemable Preferred, Series B Stock (“Series B”) for cash in the amount of $1,385,000, net of acquisition fees. The thirty (30) shares of Series B Stock issued provided an intrinsic value of beneficial conversion feature of approximately $414,580, which was recognized as a preferred stock dividend and the Series B Stock was recorded as a liability at a fair value in the amount of $1,799,580. In addition, under this Securities Purchase Agreement the Company issued 50,000 warrants to purchase shares of common stock at an exercise price of $3 per share and 29,851 warrants to purchase shares of common stock at an exercise price of $2.5125 per share. The warrants expire on September 30, 2005. On May 30, 2001 the liquidation value was increased from $50,000 to $58,937 per share when the Company entered into a Settlement Agreement and Conditional Release of a lawsuit surrounding the Securities Purchase Agreement, increasing the fair value of the Series B Stock an additional $376,238.

On July 31, 2002 the Company entered into a Redemption Agreement to redeem all of the outstanding Series A and Series B stock. The Company redeemed 23 shares of Series A and 27 shares of Series B stock outstanding for $3,784,072. The excess of the carrying amount of the Series A and Series B Stock over the redemption amount was recorded as a preferred dividend in the amount of $297,362. In addition, the Company agreed to re-price certain existing warrants. Accordingly, warrants to purchase 199,581 shares of common stock at a price between $5.00 and $2.5125 per share and expiring between September and November 2005 were re-priced and may now be exercised at a price of $1.00 per share, resulting in a preferred stock dividend in the amount of $23,176.

Common Stock

The Company has authorized for issuance ninety million (90,000,000) shares of common stock, having one hundredth of a cent ($0.0001) par value per share. On June 30, 2003 and 2002 the Company had 55,531,272 and 44,966,267 shares of common stock issued and outstanding, respectively.

MOLECULAR IMAGING CORPORATION AND SUBSIDIARIES

(FORMERLY MOBILE PET SYSTEMS, INC. AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

NOTE 8—CAPITALIZATION (CONTINUED)

Common Stock (Continued)

During the year ended June 30, 2002 the Company issued shares of common stock in cash transactions: 13,399,998 shares for cash in the amount of $4,230,000. Also during the year ended June 30, 2002 the Company issued shares of common stock in non-cash transactions: 2,158,138 shares through the conversion of Series A and B Stock valued at $1,118,569; 161,714 shares as a finders fee; 100,000 shares as compensation valued at $43,000; and 3,062,331 shares for services valued at $1,060,251.

During the year ended June 30, 2003 the Company issued shares of common stock in cash transactions: 9,821,429 shares for cash in the amount of $6,185,406. Also during the year ended June 30, 2003 the Company issued shares of common stock in non-cash transactions: 930,076 shares for services valued at $345,000; and 187,500 shares for exercised options. Also during the year ended June 30, 2003, 374,000 shares were surrendered pursuant to the preferred stock Redemption Agreement.

Stock Options

The Company’s Board of Directors and stockholders adopted the 1999 Stock Option Plan pursuant to which incentive stock options or nonstatutory stock options to purchase up to 8,000,000 shares of common stock may be granted to employees, directors and consultants. Stock options expire through April 10, 2013 and vesting over service periods that range from zero to ten years.

As of June 30, 2003, the Company has granted options to purchase 4,319,157 shares of common stock as follows:

	Exercise Price	Number of Shares	Vested Shares
Outstanding, June 30, 2001	$.45 - $4.63	4,880,750	3,846,170
Granted	$.50 - $3.00	2,096,043	1,662,792
Exercised		—	—
Cancelled	$1.00 - $4.63	(2,894,084)	(2,240,917)

Outstanding, June 30, 2002	$.45 - $4.63	4,082,709	3,268,045
Granted	$.17 - $ .74	2,343,490	1,145,305
Exercised		(187,500)	(187,500)
Cancelled	$.43 - $3.42	(1,919,542)	(1,669,521)

Outstanding June 30, 2003	$.17 - $4.63	4,319,157	2,556,329

The Company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” under which no compensation cost for stock options is recognized for the stock option awards granted at or above fair market value. However, during the years ended June 30, 2003 and 2002 the Company recognized compensation expense of $82,603 and $195,628, respectively.

MOLECULAR IMAGING CORPORATION AND SUBSIDIARIES

(FORMERLY MOBILE PET SYSTEMS, INC. AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

NOTE 8—CAPITALIZATION (CONTINUED)

Stock Options (Continued)

Had compensation expense for the Company’s 1999 Stock Option Plan been determined based upon fair values at the grant dates for awards under the plan in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income (loss) and income (loss) per share would have been increased to the pro forma amounts indicated below. Additional stock option awards are anticipated in future years.

	June 30,
	2003	2002
Net loss from continuing operations
As reported	$(1,260,513)	$(5,415,206)
Pro forma	(1,564,186)	(6,330,612)
Loss per share from continuing operations
As reported	$(0.02)	$(0.17)
Pro forma	(0.03)	(0.21)
Net income (loss) available to common stockholders
As reported	$643,593	$(5,823,489)
Pro forma	339,920	(6,738,895)
Income (loss) per share available to common stockholders
As reported	$0.01	$(0.18)
Pro forma	0.01	(0.21)

Warrants

At June 30, 2003 warrants were outstanding to purchase 11,628,041 shares of common stock at exercise prices between $0.29 to $7.00 per share, and at the average of the last reported sale price of the common stock for the five trading days preceding the issue date. These warrants expire between July 12, 2003 and December 1, 2008. The Company recognized compensation expense to employees or directors of $23,810 and $295,620 during the year ended June 30, 2003 and 2002, respectively.

NOTE 9—RELATED PARTY TRANSACTIONS

Subordinated Equity Participation

During the year ended June 30, 2001, the Company entered into a Memorandum of Agreement and retroactive to June 1, 1999 restructured an 8% interest in a subordinated equity participation in London Radiosurgical Centre Ltd (“LRC”), a foreign corporation with a common stockholder, officer and director. The market value of the subordinated equity participation is not readily determinable, and is recorded at cost in the amount of $200,000, which management believes approximates fair value. The original agreement provided for distributions of cash, if any, including interest at a rate of 15% per annum, up to the amount of the investment plus accrued interest, after which the Company was to receive its proportionate share of 60% of net distributable income. According to the terms of the participation agreement, net income available for distribution is equal to net income less equipment financing payments, operating expenses, reserve capital and taxes.

The Memorandum of Agreement provides for a distribution to the Company of 8.42% of LRC’s net distributable cash flow, until a total of $210,573 has been distributed and then the distribution of 5.05% of net distributable cash flow, subject to future dilution. The Memorandum of Agreement stopped the accrual of interest

MOLECULAR IMAGING CORPORATION AND SUBSIDIARIES

(FORMERLY MOBILE PET SYSTEMS, INC. AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

NOTE 9—RELATED PARTY TRANSACTIONS (CONTINUED)

Subordinated Equity Participation (Continued)

at June 1, 1999. At the date of the Memorandum of Agreement, the Company canceled $47,447 of accrued interest from the original investment and at June 30, 2003 and 2002 accrued interest on the investment was $10,573. The related stockholder, officer and director personally guarantees the investment.

Due from London Radiosurgical Centre, Ltd

LRC provided office space and administrative expenses under normal commercial terms to The London PET Centre Limited during the period in which the Company owned The London PET Centre Limited. The Company advanced amounts to LRC in prior years for working capital, with a balance due from London Radiosurgical Centre, Ltd in the amount of $127,123 and $129,317 at June 30, 2003 and 2002, respectively. The advances are covered by a continuing corporate and personal guarantee.

Loans

On August 23, 2000, the Company received an eight percent (8%) bridge loan from a director and stockholder in the amount of $200,000, with an original due date of October 11, 2000. The loan’s due date has been extended several times and the Company has agreed to make monthly payments of $10,000 per month beginning January 8, 2002, until paid in full. At June 30, 2003 and 2002, the loan has a balance of $100,000 and $160,000, respectively.

On January 17, 2001, the Company received an eight percent (8%) bridge loan from an officer, director and stockholder in the amount of $150,000, with an original due date of March 12, 2001. The note has been extended several times and is now due on September 1, 2003. At June 30, 2003 and 2002, the loan had a balance of $0 and $150,000, respectively. At June 30, 2003, accrued interest was $22,692.

On October 12, 2001, the Company converted $253,050 due to an individual and director of the Company into a promissory note without interest and payable in monthly installments of $14,000 per month beginning on October 15, 2001, until paid in full. At June 30, 2003 and 2002, the individual is no longer a director and the loan has a balance of $0 and $127,050, respectively.

On June 6, 2002, the Company received an eight percent (8%) bridge loan from an officer, director and stockholder in the amount of $77,600, due on demand. At June 30, 2003 and 2002, the loan has a balance of $0 and $67,600, respectively.

NOTE 10—SECURITIES PURCHASE AGREEMENT

On March 3, 2000, the Company entered into a Security Purchase Agreement, pursuant to which the Company issued 60 shares of 8% Cumulative Convertible Redeemable Preferred, Series A Stock. According to the terms of the agreement, the buyer of the preferred stock agreed to purchase shares of common stock of the Company in tranches, subject to certain limitations, for an aggregate purchase price of up to $10,000,000, at a price equal to eighty five percent (85%) of the average closing bid price five (5) consecutive days immediately prior to the Company providing a tranche notice to the buyer. During the year ended June 30, 2001, the Company received $1,075,000, net of offering costs and subsequently issued 2,703,093 shares of common stock.

MOLECULAR IMAGING CORPORATION AND SUBSIDIARIES

(FORMERLY MOBILE PET SYSTEMS, INC. AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

NOTE 11—INCOME TAXES

At June 30, 2003 the Company has a net operating loss carryforward for tax purposes of approximately $20,007,694 which expires through the year 2023. The Internal Revenue Code contains provisions, which may limit the loss carryforward available if significant changes in stockholder ownership of the Company occur.

The components of the provision for income taxes for the years ended June 30, 2003 and 2002 are as follows:

	June 30,
	2003	2002
Current
Foreign	$—	$—
Federal	—	—
State	46,818	31,061

	46,818	31,061
Deferred
Foreign	—	—
Federal	—	—

State	—	—

Provision for income taxes	$46,818	$31,061

The components of the net deferred tax assets were as follows:

	June 30,
	2003	2002
Deferred tax assets
Non-cash compensation	$897,426	$512,465
Organization and start-up costs	26,033	91,115
State tax benefit and other	234,793	803,310
Net operating loss carryforward	8,581,300	6,583,850

	9,739,552	7,990,740
Deferred tax liabilities
Depreciation	2,075,756	491,186
State tax expense	540,093	—

	2,615,849	491,186

	7,123,703	7,499,554

Less valuation allowance	(7,123,703)	(7,499,554)

Net deferred tax assets	$—	$—

MOLECULAR IMAGING CORPORATION AND SUBSIDIARIES

(FORMERLY MOBILE PET SYSTEMS, INC. AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

NOTE	12—LONG TERM DEBT

Long term debt at June 30, 2003 and 2002 consists of the following:

	2003	2002
Promissory Note with no interest, due in monthly Installments of $500, with first payment beginning On February 1, 2002.	$11,000	$17,000
Promissory Note with interest at a rate of 11% per annum, due in monthly installments of $2,343, with the first payment beginning on January 1, 2002, with a variable 5% to 1% prepayment penalty.	61,194	82,924

	72,194	99,924
Less current portion	(28,481)	(27,730)

Long term debt, net of current portion	$43,713	$72,194

The maturities of long term debt for each of the three years subsequent to June 30, 2003, are as follows:

Year Ending June 30,
2004	$28,481
2005	30,096
2006	13,617

$72,194

NOTE	13—COMMITMENTS

Equipment under capital lease is included in property and equipment as follows:

	June 30,
	2003	2002
Equipment	$23,023,223	$19,413,346
Less accumulated amortization	(8,648,494)	(5,386,603)

Net capital lease assets	$14,374,729	$14,026,743

The Company leases office space and certain PET equipment under non-cancelable operating leases. The office lease expires in April 2005 and the equipment leases expire through January 2008.

Rent expense for the years ended June 30, 2003 and 2002 was $174,356 and $182,530, respectively.

The Company leases certain other PET equipment under capital leases. The equipment leases expire through January 2008. The capital leases are secured by the Company’s assets.

MOLECULAR IMAGING CORPORATION AND SUBSIDIARIES

(FORMERLY MOBILE PET SYSTEMS, INC. AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

NOTE	13—COMMITMENTS (CONTINUED)

The following is a schedule by year of the future minimum lease payments at June 30, 2003:

Years Ending June 30,	Capital Lease	Operating Leases
2004	$6,643,875	$1,620,004
2005	6,328,254	1,532,332
2006	3,776,796	752,062
2007	1,087,401	—
2008	517,387	—

	$18,353,713	$3,904,398

Less amount representing interest at 11.95%	(3,978,984)

Present value of minimum lease payments (including current portion of $4,813,471)	$14,374,729

NOTE 14—RETIREMENT PLAN

On August 1, 2001 the Company established a defined contribution plan covering substantially all of its employees. Participation is limited to all regular employees who meet specific age and service requirements. The Company made no contributions during the years ended June 30, 2003 and 2002.

NOTE 15—CONCENTRATIONS OF CREDIT RISK

The Company maintains cash with various major financial institutions in excess of the Federal Deposit Insurance Corporation limits. The Company continually monitors its position with the financial institutions and management believes the risk of incurring losses related to this credit risk is remote.

NOTE 16—EARNINGS (Loss) PER SHARE

The computations of basic and diluted earnings per share from continuing operations for the years ended June 30, 2003 and 2002 were as follows:

	June 30,
	2003	2002
Income (loss) per share—basic
Numerator:
Net income (loss)—available to Common stockholders	$643,593	$(5,823,489)
Denominator:
Weighted-average shares	54,292,673	31,960,313

Income (loss) per share—basic	$0.01	$(0.18)

Income (loss) per share—diluted
Numerator:
Net income (loss)—available to Common stockholders	$643,593	$(5,823,489)
Denominator:
Weighted-average shares	54,627,390	31,960,313

Income (loss) per share—diluted	$0.01	$(0.18)

MOLECULAR IMAGING CORPORATION AND SUBSIDIARIES

(FORMERLY MOBILE PET SYSTEMS, INC. AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

NOTE 16—EARNINGS (Loss) PER SHARE (CONTINUED)

The weighted average shares listed below were not included in the computation of diluted income (loss) per share because to do so would have been antidilutive for the years ended June 30, 2003 and 2002:

	June 30,
	2003	2002
Cumulative convertible redeemable preferred stock common stock equivalent	—	966,624
Employee stock options	3,880,528	6,177,688
Warrants	13,849,247	6,005,310

NOTE 17—REFINANCING AND ASSET BASED FINANCING

In May 2003, certain leases, which previously had restricted the use of cash and accounts receivable contained financial ratio covenants and required the personal guarantee of the Company’s chief executive officer were assigned to a nonaffiliated party with modified lease provisions. These leases had previously been in default because of the Company’s failure to meet a required debt service coverage ratio. As a result of the default, the full amounts of these lease obligations were classified under capital lease–current. The modified provisions of the leases contain no restrictions on the use of cash, do not contain any financial ratio covenants, and do not require any personal guarantee. As a result, the default on these leases has been released and the amount of lease obligations previously included in obligations under capital lease–current has been reclassified to noncurrent liabilities. In connection with this transaction, the Company issued to the nonaffiliated party warrants to purchase 100,000 shares of common stock at an exercise price of $0.20 per share, expiring in three years.

In addition, in May 2003, the Company entered into a $3,200,000 asset-based financing arrangement with a financial institution, which expires on May 12, 2006. Amounts available under the arrangement are limited to approximately 80% of qualified accounts receivable. In connection with this transaction, the Company issued to the financial institution warrants to purchase 10,000 shares of common stock at an exercise price of $0.20 per share, expiring in three years.

NOTE 18—SUBSEQUENT EVENTS

Commitments

During July 2003, the Company leased a mobile PET unit under its master lease arrangement. The equipment cost and the capital lease obligation, at inception, are $2,095,787.

Agreements

On July 23, 2003, the Company entered into an Operating Agreement with two of its directors for the formation and operation of Molecular Imaging Cyclotron LLC, a Delaware limited liability company (“Cyclotron LLC”). Under the terms of the Operating Agreement, the Company owns 66 2/3% of the equity of Cyclotron LLC. The Company has contributed $500,000 to Cyclotron LLC.

On August 15, 2003, Cyclotron LLC completed the purchase of the cyclotron located in San Diego, California from Vital Imaging, Inc. for $1,000,000 and the assumption of an equipment lease in the amount of approximately $2,100,000.

MOLECULAR IMAGING CORPORATION AND SUBSIDIARIES

(FORMERLY MOBILE PET SYSTEMS, INC. AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

NOTE 18—SUBSEQUENT EVENTS (CONTINUED)

Agreements (Continued)

On August 15, 2003, Cyclotron LLC entered into an Asset Purchase and Lease-Back Agreement (the “UCSD Agreement”) with The Regents of the University of California (the “Regents”) pursuant to which Cyclotron LLC agreed to sell and leaseback the cyclotron and certain related assets to the Regents for a purchase price of $750,000 and the Regents’ assumption of the equipment lease in the amount of approximately $2,100,000. Under the terms of the UCSD Agreement, the Regents also have the right to contribute the cyclotron assets of Cyclotron LLC in exchange for a membership interest in Cyclotron LLC. Cyclotron LLC intends to produce, market and sell FDG and other radio-pharmaceuticals to third party providers and users of molecular imaging services, including the Company and its subsidiaries.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have not had any disputes or disagreements with Peterson & Co., our independent outside auditors, since Peterson & Co. was first engaged on December 1, 1998. Peterson & Co. was the auditor of the Company prior to its acquisition by Colony International Incorporated, and has continued as our auditor since the acquisition.

ITEM 8(a).    CONTROLS AND PROCEDURES

As of the end of the period covered by this annual report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Vice President, Finance, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Chief Executive Officer and Vice President, Finance, concluded that as of the date of that evaluation our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. It should be noted that the design of any systems of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors

The following table sets forth certain information with respect to our directors as of June 30, 2003.

Name	Age	Position
Paul J. Crowe	53	Chairman of the Board, Chief Executive Officer, President, Director
Robert C. Bush	76	Director
Dr. Axel Steudle	35	Director
Jeffrey Rush, M.D.	62	Director
Albert F. Haussener	69	Director
Peter S. Conti, M.D., Ph.D	47	Director

Paul J. Crowe has served as our Chairman, Chief Executive Officer and President since December 1998 when he founded the Company. Mr. Crowe has over 30 years of business experience in sales, marketing, finance and management of high-tech medical instrumentation and services for the health care industry. Mr. Crowe is currently President and CEO of NeuroTechnologies International, Inc. and President of Radiosurgical Centers Corporation, businesses involved in the operation of Gamma Knife radio-surgery centers, but devotes substantially full time efforts to the Company.

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

Albert F. Haussener was appointed as a director in August 2002. Mr. Haussener was an advisor to the Chief Executive Officer of VNU World Directories from January 1999 to June 2000. From February 1998 to December, 1998 he was the Chief Executive Officer of VNU World Directories and from July 1984 to February 1998 he was the Chief Executive Officer of ITT World Directories. Ivan Bradbury nominates Mr. Haussener pursuant to a contractual provision in a Securities Purchase Agreement, dated July 12, 2002, between Mr. Bradbury and the Company.

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

Executive Officers

The table below shows executive officers of the Company as of June 30, 2003 (or as otherwise indicated) who are not members of our board of directors. There are no family relationships between any director or executive officer and any other director or executive officer of the Company.

Name	Age	Position
Anthony Turnbull	58	Vice President—Finance
John Mishalanie	51	Vice President/Business Development
Steven J. Davis	37	General Counsel
James Corlett	60	Vice President—Special Projects
Steve Vandecar	54	Vice President—Operations

Anthony Turnbull served as our Vice President—Finance from January 2001 until August 2001, at which time he was elected to serve as Chief Financial Officer, Secretary, and Treasurer. In July 2002, Mr. Turnbull resumed his role as Vice President—Finance and was elected to serve as Assistant Secretary. Mr. Turnbull has over 16 years of experience as a financial controller and a total of 38 years of experience in accounting. Prior to joining the Company, Mr. Turnbull served as financial controller for some of the largest manufacturing companies in the world, namely Kraft Foods, General Foods and Stauffer Chemicals. In the late 1990’s Mr. Turnbull worked as the Chief Financial Officer for Ride Snowboards and McCain Traffic Supply.

John Mishalanie has served as our Vice President/Business Development since March of 2003. Prior to joining the Company, Mr. Mishalanie spent the previous 5 years at Neoforma, Inc., a leading provider of supply chain management solutions for the healthcare industry. Mr. Mishalanie joined Neoforma in 1998 and held leadership positions as Director of Sales, Director of Business Development and VP/General Manager of Auction Services. Before joining Neoforma, Mr. Mishalanie was VP of Sales and Marketing at Imaging Enhancement Systems and has had key management positions in several other medical device companies specializing in multi-system healthcare delivery in Radiology, Cardiology, Oncology, Lithotripsy, Urology and surgical procedures. Prior to his entry into the Sales and Marketing functions, Mr. Mishalanie was Manager of the Radiology Department at Scripps Memorial Hospital in San Diego.

Steven J. Davis has served as our General Counsel since December 2002. Prior to joining the Company, from May 2000 until November 2002, Mr. Davis served as legal counsel to Leap Wireless International, Inc., a publicly traded wireless company and Qualcomm spin-off. Before joining Leap, from November 1996 to April 2000, Mr. Davis practiced transactional and corporate law at Luce, Forward, Hamilton & Scripps LLP, a national full service law firm headquartered in San Diego.

James Corlett has served as our Vice President of Fixed Site Operations since July 2003 and from March 2002 to July 2003. Prior to that time he was the Vice President of Business Development for a subsidiary of the Company from June 2001 to March 2002 and Vice President—Operations of the Company from June 1999 to June 2001. Before joining the Company he was Vice President—Regional Sales with American Shared Hospital Services, and following that company’s acquisition, he was Vice President—National Accounts and Business Development with Alliance Imaging. Mr. Corlett is currently Vice President—Special Projects for the Company.

Steve Vandecar has served as our Vice President of Operations since July 2003 and had previously served in the same capacity for two years between February 2000 and February 2002. Between February 2002 and June 2003, Mr. Vandecar served as the Competition Director for a sanctioning organization for car racing. Prior to that, Mr. Vandecar helped to start up Acclaim Medical, a Mobile PET provider in January 1999, which was acquired by Alliance Imaging, where he served as PET Manager until January 2000. Mr. Vandecar was with General Electric from 1986 to 1998 where he served as Nuclear Medicine /PET Sales Specialist and Regional Manager.

Compliance with Section 16(a) of the Exchange Act.

Section 16(a) of the Exchange Act of 1934 requires our directors and executive officers, and persons who own more than ten percent of a class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our Common Stock and other equity securities. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Mr. Crowe was late in filing two reports on Form 4 relating to gifts of stock in December 2002 and January 2003, and a report on Form 5 relating to the acquisition of warrants to purchase common stock of the Company in August 2002. Mr. Davis, the Company’s General Counsel, was late in filing a report on Form 3 for January 2002 for his initial statement of beneficial ownership of securities.

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

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long Term Comp. Awards
(a)	(b)	(c)	(d)	(e)	(g)	(i)
Name and Principal Position	Year Ending	($) Salary	($) Bonus	($) Other	Securities Underlying Options and Warrants(#)	All Other ($)(1)
Paul J. Crowe Chairman of the Board, Chief Executive Officer, President, Director	06/30/2003 06/30/2002 06/30/2001	200,000 200,000 200,000			100,000	3,000

Anthony Turnbull (2) Vice President—Finance	06/30/2003 06/30/2002 06/30/2001	113,461 106,923 30,769			25,000 30,000

Steve Davis (3) General Counsel	06/30/2003 06/30/2002 06/30/2001	72,693 0 0			725,000

James Corlett (4) Vice President of Special Projects	06/30/2003 06/30/2002 06/30/2001	141,538 130,000 127,019			250,000	3,600

Thomas H. Insley (5) Chief Financial Officer, Secretary, Director	06/30/2003 06/30/2002 06/30/2001	154,808 0 0			1,075,000

Peter S. Conti M.D., PhD (6) Director	06/30/2003 06/30/2002 06/30/2001				50,000	30,250 37,500 21,750

(1)	“All Other Compensation” consists of auto allowances for Paul Crowe and James Corlett. These auto allowances ceased in December 2000.
(2)	Mr. Turnbull was named as our Chief Financial Officer and Secretary in August 2001 and reassumed the title of Vice President— Finance in July 2002.
(3)	Mr. Davis has served as our General Counsel since December of 2002.
(4)	Mr. Corlett served as our Vice President—Operations from March 2002 until July 2003. In July of 2003 Mr. Corlett was named our Vice President of Special Projects.
(5)	Mr. Insley was named Chief Financial Officer, Secretary and Director in July 2002. He resigned in May 2003 at which time all of his warrants and options terminated.
(6)	Dr. Conti received a monthly consulting fee commencing January 1, 2001 as well as honoraria for lectures as a member of our Medical Advisory Board.

Option and Warrant Grants and Exercises

The following table sets forth the options and warrants granted to the persons named in the Summary Compensation Table during our fiscal year ending June 30, 2003:

WARRANT AND OPTION GRANTS IN LAST FISCAL YEAR

JULY 1, 2002 THROUGH JUNE 30, 2003

(a)	(b)		(c)	(d)		(e)
Name and Job Title	Number of Securities Underlying Warrants/ Options Granted		% of Total Granted to Employees in Fiscal Year(1)	Exercise Price		Expiration Date(2)
Paul J. Crowe Chief Executive Officer	100,000		3.7%		$.17	4/10/13

Anthony Turnbull Vice President—Finance	25,000		1%		$.17	4/10/13

Steven J. Davis General Counsel	75,000 250,000 400,000	(3) (3)	2.8% 9.3% 14.9%	$ $ $	.17 .31 .29	4/10/13 12/1/09 12/1/09

James Corlett Vice President—Operations	250,000		9.2%		$.17	4/10/13

Thomas H. Insley (4) Chief Financial Officer	1,000,000 75,000		37.2% 2.8%	$ $	.60 .17	7/1/08 4/10/13

Peter S. Conti M.D., PhD	50,000		1.8%		$.17	4/10/13

(1)	Percentage was calculated based on a total of 2,689,500 options (1,189,500) and warrants (1,500,000) granted to employees during fiscal year ended June 30, 2003
(2)	As provided in each individual warrant and option agreement, the options and warrants described above will terminate earlier than the expiration date indicated in the event such named individual ceases service to or employment with the Company.
(3)	Mr. Davis was named General Counsel in December 2002 and was granted 250,000 options and 400,000 warrants in the terms of his employment contract.
(4)	Mr. Insley was named Chief Financial Officer, Secretary and Director in July 2002 and was granted 1,000,000 warrants in the terms of his employment contract. He resigned in May 2003 at which time all of his options and warrants terminated.

No Executive Officer of the Company exercised any options or warrants during the fiscal year ended June 30, 2003. The following table sets forth information concerning the value of all exercisable and unexercisable options and warrants held by those persons listed in the Summary Compensation Table as of June 30, 2003.

FISCAL YEAR-END OPTION AND WARRANTS

AS OF JUNE 30, 2003

	Number of Securities Underlying Unexercised Warrants and Options (#)		Value of Unexercised In-the-Money Warrants and Options ($) (1)
Name and Job Title	Exercisable	Unexercisable	Exercisable	Unexercisable
Paul J. Crowe Chief Executive Officer	1,497,265	100,000	0	15,000

Anthony Turnbull Vice President—Finance	15,000	40,000	0	3,750

Steve Davis General Counsel	64,992	660,008	1,950	31,050

James Corlett Vice President—Operations	66,666	283,334	0	15,000

Thomas H. Insley (2) Chief Financial Officer	0	0	0	0

Peter S. Conti M.D., PhD	159,000	50,000	0	7,500

(1)	Calculated as the spread between the exercise price of in-the-money options or warrants and the market price of $0.32 per share as of July 1, 2003 (the first business day after June 30, 2003).
(2)	Mr. Insley was appointed Chief Financial Officer in July 2002. Mr. Insley resigned in May 2003 at which time all of his options and warrants expired.

Compensation of Directors

On April 10, 2003, we granted each of our outside directors an option to purchase 50,000 shares of our common stock for their service on the board; an additional 5,000 options for serving on a board committee; and an additional 10,000 options for serving as a chair of a board committee. These options were granted under our 1999 Stock Option Plan at a price of $0.17 per share, all vesting quarterly over one year, and expiring April 10, 2013. The option grants were as follows: Mr. Haussener and Dr. Steudle received an option to purchase 65,000 shares; Dr. Rush received an option to purchase 55,000 shares; and Mr. Bush and Dr. Conti received an option to purchase 50,000 shares.

We also reimburse our directors for expenses actually incurred in connection with attending meetings of the Board of Directors. Other than the option grants and reimbursement of expenses, we did not compensate our directors during fiscal year ended 2003.

Compensation of Medical Advisory Board

We also have a Medical Advisory Board. The Medical Advisory Board is comprised of physicians that possess broad experience in various aspects of MI. The experience and reputation of these physicians provide a unique resource for informing other physicians in the medical community of the benefits and advantages of MI and the services we provide. In addition, the Medical Advisory Board provides educational services to our personnel and the medical community in general. Any advice given to us by the Medical Advisory Board is not binding on the Company or our Board of Directors.

We compensate members of our Medical Advisory Board by the grant of options to acquire our common stock under our 1999 Stock Option Plan or warrants to purchase our common stock. Members of the Medical

Advisory Board typically receive the right to purchase 10,000 shares of our common stock for each year of service. The chairman of the Medical Advisory Board typically receives the right to purchase 30,000 shares of our common stock for each year of service. The exercise prices for options or warrants issued to the Medical Advisory Board have ranged between $0.17 to $4.46 per share.

Employment Contracts

On January 1, 1999, we entered into a five-year Employment Agreement with Paul J. Crowe, our Chief Executive Officer. Pursuant to this Employment Agreement Mr. Crowe received a salary of $200,000 for the fiscal year ended June 30, 2003. Under the terms of his Employment Agreement, Mr. Crowe’s salary is to increase by 10% if the average market price of our stock in December of the preceding year has increased by at least 10% above the average market price of our stock in December of the second preceding year. The Employment Agreement also provides that the Board of Directors will review and evaluate Mr. Crowe’s performance annually and consider awarding him a discretionary bonus.

On January 6, 1999, we entered into an Employment Agreement with James Corlett, our Vice President—Operations. Upon executing the Employment Agreement, Mr. Corlett received a signing bonus consisting of 100,000 shares of our Common Stock. The Employment Agreement also provides for a salary to Mr. Corlett of $85,000 per year, which was increased to $130,000 per year as of June 30, 2001. In addition, Mr. Corlett received an option to purchase 300,000 shares of our Common Stock, vesting 100,000 shares at the end of each of the first three years during the term of the Employment Agreement. The exercise price of these options is $1.91 per share.

On December 1, 2002, we entered into an Employment Agreement with Steven J. Davis pursuant to which he became our General Counsel. The Employment Agreement provides for a salary to Mr. Davis of $135,000 per year. In addition, we agreed to grant to Mr. Davis options or warrants to purchase 650,000 common shares at a price of $0.31 per share for 250,000 options and $0.29 per share for 400,000 warrants. The options and warrants vest at a rate of 10,834 per month, commencing as of January 1, 2003. The options and warrants are exercisable until December 1, 2009.

On March 18, 2003, we entered into an employment agreement with John H. Mishalanie pursuant to which he became our Vice President/Business Development. The Employment Agreement provides for a salary to Mr. Mishalanie of $130,000 per year. In addition, we agreed to grant Mr. Mishalanie 250,000 options under the 1999 Stock Option Plan to purchase common stock at a price of $0.18 per share. The options vest at a rate of 6,944 shares per month with a final month vesting of 6,960 shares, commencing on April 30, 2003. The options are exercisable until March 31, 2007.

Effective July 28, 2003, we entered into an employment agreement with Steve Vandecar pursuant to which he became our Vice President—Operations. The Employment Agreement provides for a salary to Mr. Vandecar of $130,000 per year. In addition, we agreed to grant Mr. Vandecar 200,000 options under the 1999 Stock Option Plan to purchase common stock at a price of $0.34 per share. The options vest at a rate of approximately 16,666 shares per month commencing on August 28, 2003. The options are exercisable until July 28, 2010.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of our stock as of September 1, 2003 (unless otherwise noted), (a) by each person who is known by us to own beneficially more than 5% of any class of our securities, (b) by each of our directors, and (c) by all of our officers and directors as a group. All figures for options or warrants include options or warrants vesting within 60 days after September 1, 2003. As of September 1, 2003, we had one class of stock outstanding, known as “common stock.”

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Class(1)

BENEFICIAL OWNERS OF MORE THEN 5% OF ANY CLASS OF SECURITIES
Paul J. Crowe c/o Molecular Imaging Corporation 2150 Washington St., Ste 110 San Diego, California 92110	5,644,073	(2)	9.87%

Bernd Steudle 1 Muirfield House Whinshill Court Cross Road Sunningdale, SL9 5RU UNITED KINGDOM	5,250,000	(3)	9.31%

Ivan Bradbury c/o Macfarlanes 10 Norwich Street London EC4A 1BD UNITED KINGDOM	13,000,000	(4)	22.15%

TOTAL FOR ALL OWNERS OF MORE THAN 5% OF SECURITIES	23,894,073		41.33%

DIRECTORS AND OFFICERS
Paul J. Crowe c/o Molecular Imaging Corporation 2150 Washington St., Ste 110 San Diego, California 92110	See above		See above

Robert C. Bush c/o Molecular Imaging Corporation 2150 Washington St., Ste 110 San Diego, California 92110	102,640	(5)	*

Dr. Axel Steudle c/o Molecular Imaging Corporation 2150 Washington St., Ste 110 San Diego, California 92110	272,500	(6)	*

Jeffrey Rush, M.D. c/o Molecular Imaging Corporation 2150 Washington St., Ste 110 San Diego, California 92110	1,147,500	(7)	2.05%

Albert F. Haussener c/o Molecular Imaging Corporation 2150 Washington St., Ste 110 San Diego, California 92110	57,500	(8)	*

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Class(1)

DIRECTORS AND OFFICERS
Peter S. Conti, M.D., Ph.D c/o Molecular Imaging Corporation 2150 Washington St., Ste 110 San Diego, California 92110	184,000	(9)	*

Steven J. Davis c/o Molecular Imaging Corporation 2150 Washington St., Ste 110 San Diego, California 92110	129,986	(10)	*

James Corlett c/o Molecular Imaging Corporation 2150 Washington St., Ste 110 San Diego, California 92110	205,000	(11)	*

Anthony Turnbull c/o Molecular Imaging Corporation 2150 Washington St., Ste 110 San Diego, California 92110	15,000	(12)	*

John Mishalanie c/o Molecular Imaging Corporation 2150 Washington St., Ste 110 San Diego, California 92110	55,552	(13)	*

Steve Vandecar c/o Molecular Imaging Corporation 2150 Washington St., Ste 110 San Diego, California 92110	66,664	(14)	*

TOTAL FOR ALL EXECUTIVE OFFICERS AND DIRECTORS	7,880,415		11.92%

*	Less Than 1%

All shares are owned directly unless otherwise indicated.

(1)	Percentages are calculated based upon 55,681,271 shares of Common Stock outstanding as of September 1, 2003, and shares of common stock issuable upon exercise of options or conversion of warrants as of September 1, 2003 or within 60 days of September 1, 2003 for such person or persons indicated.
(2)	Includes 1,497,265 shares issuable upon conversion of warrants.
(3)	Includes 675,000 shares issuable upon the conversion of warrants. Bernd Steudle is the father of Axel Steudle who is a member of our Board of Directors.
(4)	Includes 3,000,000 shares issuable upon the conversion of warrants which Mr. Bradbury has assigned to Dragon Nominees Limited, a company organized under the laws of England and Wales and for which Mr. Bradbury claims beneficial ownership.
(5)	Includes 25,000 shares issuable upon the exercise of stock options and 75,640 shares issuable upon the exercise of warrants.
(6)	Includes 32,500 shares issuable upon the exercise of stock options and 30,000 shares issuable upon the exercise of warrants.
(7)	Includes 400,000 shares held indirectly, 27,500 shares issuable upon the exercise of stock options; and 120,000 shares issuable upon the conversion of warrants held indirectly.
(8)	Includes 32,500 shares issuable upon the exercise of stock options.
(9)	Includes 25,000 shares issuable upon the exercise of stock options.

(10)	Includes 49,992 shares issuable upon the exercise of stock options and 59,994 shares issuable upon the exercise of warrants.
(11)	Includes 105,000 shares issuable upon the exercise of stock options.
(12)	Includes 15,000 shares issuable upon the exercise of stock options.
(13)	Includes 55,552 shares issuable upon the exercise of stock options.
(14)	Includes 66,664 shares issuable upon the exercise of stock options.

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

Paul J. Crowe, the CEO and a director of our company, is the Chairman, a director and majority shareholder of the London Radiosurgical Centre Ltd. (“LRC”). LRC provided office space and administrative support, under normal commercial terms to certain of the Company’s subsidiaries in London, England. The Company paid LRC approximately $211,612 during the fiscal year ended June 30, 2002 and $228,637 during the fiscal year ended June 30, 2001 and office space and administrative expense was approximately $320,861 and $240,791 during the years ended June 30, 2002 and 2001, respectively. The Company has also advanced to LRC, without interest, $0 during the fiscal year ended June 30, 2002 and $500 during the fiscal year ended June 30, 2001. These advances are covered by a continuing corporate and personal guarantee. The Company’s London PET operations were sold in July 2002. There is a balance due from LRC in the amount of $129,317 and $127,123 at June 30, 2002 and 2003, respectively.

The Company entered into a Memorandum of Agreement effective as of June 1, 1999 restructuring an 8% interest in a subordinated equity participation in LRC. The market value of the subordinated equity participation is not readily determinable, and is recorded at cost in the amount of $200,000. The original agreement provided for distributions of cash, if any, including interest at a rate of 15% per annum, up to the amount of the investment plus accrued interest, after which the Company was to receive its proportionate share of 60% of net distributable income. According to the terms of the participation agreement, net income available for distribution is equal to net income less equipment financing payments, operating expenses, reserve capital and taxes. The Memorandum of Agreement provides for a distribution to the Company of 8.42% of LRC’s net distributable cash flow, until a total of $210,573 has been distributed and then the distribution of 5.05% of net distributable cash flow, subject to future dilution. The Memorandum of Agreement stopped the accrual of interest at June 1, 1999. At the date of the Memorandum of Agreement, the Company canceled $47,447 of accrued interest from the original investment and at June 30, 2003, accrued interest on the investment was $10,573. Mr. Crowe personally guarantees the investment.

K. Ivan F. Gothner was a director of the Company between May 2000 and October 2001. He is also the managing director of Adirondack Capital, LLC, a private merchant banking firm. In November 1999, we entered into an agreement with Adirondack Capital, LLC in connection with its role as a financial advisor to us. As compensation for services rendered by Adirondack, we agreed to pay Adirondack a monthly cash retainer of $3,000. In addition, we issued to Adirondack, or its designee, a warrant to purchase 50,000 shares of our common stock. The warrant expires on December 31, 2006 and has an exercise price of $2.00 per share. This warrant was cancelled in October 2001. In March 2000, Adirondack was paid $300,000 as a fee relating to the placement of the Series A Convertible Preferred Stock. In addition, Adirondack, or its designee, was issued a warrant to purchase 300,000 shares of our Common Stock at a price of $3.00 per share. This warrant was cancelled in October 2001. On October 12, 2001, the Company entered into a Mutual General Release with Mr. Gothner and Adirondack providing for: (i) a mutual general release, except for the Company’s continued obligation to indemnify Mr. Gothner from claims or liabilities arising from his service as a director, provided such acts were within the scope of, and did not conflict with, his duties and responsibilities as a director; (ii) payment by us to Mr. Gothner of $2,340 to reimburse him for expenses; (iii) delivery of a promissory note by us to Adirondack in the principal amount of $253,050, bearing no interest, payable $14,000 per month commencing October 15, 2001; and (iv) cancellation of all Adirondack’s rights to acquire stock in the Company by way of options, warrants or otherwise. Mr. Gothner also resigned as a director of the Company effective October 2001.

On August 23, 2000, Robert Bush loaned the Company $200,000 at a rate of eight percent (8%) per year, evidenced by a subordinated note. This loan was renegotiated and under the terms of the new loan, dated October 11, 2000, it became an eight percent (8%) loan in the amount of $200,000 due on or before December 11, 2000. This loan’s due date has been extended several times. On March 23, 2001 the Company issued Mr. Bush a warrant to purchase 50,000 shares of common stock at a price of $0.44 per share, expiring August 31, 2003 in connection with one of these extensions. The note was extended again in December, 2001. In consideration for this extension we issued Mr. Bush a warrant to purchase 35,000 shares of common stock at a price of $0.50 per share, expiring December 1, 2004. In December 2001 we also issued Mr. Bush a warrant to purchase 40,640 shares of common stock at a price of $0.50 per share, expiring December 1, 2004, in lieu of accrued interest on this note. In January 2002, we began repaying the note $10,000.00 per month. The balance at June 30, 2003 was $100,000.

On October 19, 2000, Thomas G. Brown provided the Company with an eight percent (8%) loan in the amount of $100,000, which was due on or before November 30, 2000. In connection with this loan the Company issued Mr. Brown a warrant to purchase 25,000 shares of common stock at a price of $2.50 per share, expiring August 31, 2003. On March 23, 2001 this loan’s due date was extended to June 1, 2001. The Company issued an additional warrant to purchase 25,000 shares of common stock at a price of $0.44 per share, expiring August 31, 2003, to Mr. Brown in connection with this extension. On September 12, 2001, Mr. Brown filed suit against the Company in the Superior Court of the State of California (County of Orange) for damages for default in the repayment of this promissory note and certain other claims. On October 12, 2001, the Company entered into a General Release with Mr. Brown providing for: (i) a mutual general release, except for (a) Mr. Brown’s continued liability for acts or omissions conflicting with or outside his duties and responsibilities to the Company or otherwise constituting a breach of his fiduciary relationship with the Company and (b) the Company’s obligation to pay certain charge card accounts maintained in Mr. Brown’s name to be used for Company expenses, and to indemnify, defend and hold harmless Mr. Brown for claims or liabilities relating thereto; (ii) cancellation by Mr. Brown of the original $100,000 promissory note; (iii) delivery of a second promissory note by us to Mr. Brown in the principal amount of $100,000, bearing 8% interest, payable $10,000 per month commencing November 1, 2001; (iv) payment by us on October 8, 2001 of $27,715.10 representing a principal payment of $20,000 and accrued interest in the amount of $7,715.10; (v) payment by us of $6,194.02 for the balance due under Mr. Brown’s Consulting Agreement dated April 1, 1999; (vi) cancellation of all of Mr. Brown’s rights to acquire stock in the Company by way of options (Mr. Brown’s existing warrants remain in force); and (vii) Mr. Brown’s assignment to NeuroTechnologies International, Inc. of his entire ownership interest in NeuroTechnologies International, Inc. Paul Crowe is currently President and CEO of NeuroTechnologies International, Inc. Mr. Brown also resigned as a director and officer of the Company and all its affiliates, NeuroTechnologies International, Inc. and all its affiliates and The London Radiosurgical Centre Ltd. and all its affiliates, effective October 2001.

On or about January 17, 2001, Paul J. Crowe loaned the Company $150,000 at a rate of eight percent (8%) per year, evidenced by a promissory note with a due date of March 17, 2001. In connection with this loan we issued Mr. Crowe a warrant to purchase 35,000 shares of common stock at $0.88 per share, expiring January 17, 2004. This note was extended on March 23, 2001 and became due June 30, 2001. The Company issued Mr. Crowe a warrant to purchase 35,000 additional shares of common stock at $0.44 per share, expiring

January 17, 2004 in connection with this extension. The note has been extended several more times without issuance of additional warrants. On January 30, 2002, we also issued Mr. Crowe a warrant to purchase 24,450 shares of common stock at a price of $0.50 per share, expiring December 1, 2004, in connection with this loan. The principal of this note has been repaid in full and there was an outstanding balance of accrued interest of $22,692 as of June 30, 2003.

At the April 5, 2002 meeting of the board of directors, effective March 22, 2002, the Company approved the issuance to Mr. Crowe of a warrant to purchase 1,366,510 shares of common stock at a price of $0.58 per share, exercisable at any time before March 22, 2005. This warrant was issued in consideration for his continuing guarantee of certain Company obligations.

On June 6, 2002, Paul J. Crowe loaned the Company $77,600, bearing interest at a rate of 8% per annum, evidenced by a promissory note payable upon demand. This loan has been paid in full as of June 30, 2003.

Also, on or about June 11, 2002, in consideration for renewal of a loan to the Company, we issued to Mr. Crowe a warrant to purchase 26,305 shares of common stock at a price of $0.59 per share. These warrants are immediately exercisable and will expire in five years.

On July 31, 2002, we sold 10,000,000 shares of common stock and warrants to purchase 3,000,000 Common Shares, all for a price of $6,000,000, pursuant to a Securities Purchase Agreement dated July 12, 2002 by and between the Company, Ivan Bradbury and Integrated Healthcare Management, S.A., a Luxembourg company. The warrants are exercisable at any time until July 31, 2007 at a price of $0.448 per share (representing 80% of the average closing price of Common Shares for the 5 trading days before the closing date of July 31, 2002). Mr. Bradbury, as purchaser under the Securities Purchase Agreement, assigned his rights to Dragon Nominees Limited, a company organized under the laws of England and Wales. Registration rights for the common shares sold and issuable upon exercise of the warrant were also granted.

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

Also on July 31, 2002, we entered into and consummated a Redemption Agreement with York, LLC to redeem all of our outstanding Series A and Series B 8% Cumulative Convertible Redeemable Preferred Stock. Prior to this redemption York, LLC held 100% of our outstanding Series A and Series B Cumulative Convertible Redeemable Preferred Stock. We paid $3,784,071.97 to York, LLC in connection with this redemption ($500,000 of which had previously been advanced). As a result, we have no preferred stock outstanding. As part of this transaction we agreed to re-price certain existing warrants held by York, LLC to purchase 199,851 common shares. Before re-pricing, the warrants had exercise prices varying between $5.00 per share to $2.5125 per share and expire in February, September and November of 2005. After the re-pricing such warrants may be exercised for $1.00 per share. No change was made in the expiration date of these warrants.

On July 23, 2003, we entered into an Operating Agreement with two of our directors, Jeffrey Rush and Paul Crowe, for the formation and operation of Molecular Imaging Cyclotron LLC, a Delaware limited liability company (“Cyclotron LLC”). Under the terms of the Operating Agreement, the Company owns 66 2/3% of the equity of Cyclotron LLC, and Mr. Crowe, Mr. Rush, and a third unaffiliated investor, together own 33 1/2% of the equity of Cyclotron LLC. The Company has contributed $500,000 to Cyclotron LLC and Mr. Crowe and

Mr. Rush, together with the unaffiliated third party investor, have contributed $250,000 to Cyclotron LLC. On August 15, 2003, Cyclotron LLC completed the purchase of the cyclotron located in San Diego, California from Vital Imaging, Inc. for $1,000,000 and the assumption of an equipment lease in the amount of approximately $2,100,000. On August 15, 2003, Cyclotron LLC entered into an Asset Purchase and LeaseBack Agreement (the “UCSD Agreement”) with The Regents of the University of California (the “Regents”) pursuant to which Cyclotron LLC agreed to sell and leaseback the cyclotron and certain related assets to the Regents for a purchase price of $750,000 and the Regents assumption of the equipment lease in the amount of approximately $2,100,000. Under the terms of the UCSD Agreement, the Regents also have the right to contribute the cyclotron assets to Cyclotron LLC in exchange for a membership interest in Cyclotron LLC. Cyclotron LLC intends to produce, market and sell FDG and other radio-pharmaceuticals to third party providers and users of MI services, including the Company and its subsidiaries.

ITEM 13. EXHIBITS	AND REPORTS ON FORM 8-K

(a)  Listing of Exhibits

The following exhibits are included as part of this Form 10-KSB, except those exhibits marked as having previously been filed with the Securities and Exchange Commission and which are incorporated by reference to another registration statement, report or document. References to the “Company” in this Exhibit List mean Molecular Imaging Corporation, a Delaware corporation.

Exhibit No.	Description	Reference

3.1	Certificate of Incorporation, as amended	(2)

3.2	Amended and Restated Bylaws	(1)

3.3	Certificate of Designation of Series A Convertible Preferred Stock	(3)

3.4	Certificate of Designation of Series B Convertible Preferred Stock	(4)

10.8	Form of Positron Emission Tomography Mobile Services Agreement	(1)

10.9	Promissory Note with The London Radiosurgical Centre, Ltd.	(1)

10.10	Letter Agreement with The London Radiosurgical Centre, Ltd.	(1)

10.11	Employment Agreement with Mr. Crowe	(1)

10.12	Employment Agreement with Mr. Corlett, as amended	(1)

10.17	1999 Stock Option Plan	(5)

10.26	Sales Office Sublease between Twenty-Five-Forty, LLC and the Company	(4)

10.32	Form of Corporate and Personal Guaranty of NeuroTechnologies International, Inc. and Paul Crowe, respectively, for the debt of London Radiosurgical Centres, Ltd. to the Company dated July 1, 2000	(4)

10.35	Share Purchase Agreement dated 12 July 2002 by and between the Company, Integrated Healthcare Management S.A. and Paul Crowe for the sale of The London P.E.T. Centre Limited and Mobile P.E.T. Leasing Limited	(6)

10.36	Securities Purchase Agreement, dated July 12, 2002 by and between Molecular Imaging Corporation, Ivan Bradbury and Integrated Healthcare Management S.A.	(6)

10.37	Warrant Agreement dated July 31, 2002, to Dragon Nominees Limited to purchase 3,000,000 shares of common stock at $0.448 per share	(6)

10.38	Registration Rights Agreement dated July 31, 2002, by and between Molecular Imaging Corporation and Dragon Nominees Limited	(6)

10.39	Stock Purchase Agreement, dated July 15, 2002, by and between Molecular Imaging Corporation and Bernd Steudle	(6)

Exhibit No.	Description	Reference

10.40	Warrant Agreement to Bank J. Vontobel & Sons, AG to purchase 375,000 shares of common stock at $0.448 per share.	(6)

10.41	Registration Rights Agreement dated July 31, 2002 by and between Molecular Imaging Corporation and Bernd Steudle	(7)

10.42	Redemption Agreement dated July 31, 2002 by and between Molecular Imaging Corporation and York, LLC	(7)

10.43	Common Stock Purchase Warrant, dated March 22, 2002 by and between Molecular Imaging Corporation and Paul Crowe, to purchase 1,366,510 shares of common stock at $0.35 per share	(7)

10.44	Employment Agreement dated July 1, 2002 by and between Molecular Imaging Corporation and Thomas H. Insley	(7)

10.45	Form of Common Stock Purchase Warrant issued by Company prior to June 30, 2002 for compensation or otherwise	(7)

10.46	Employment Agreement dated October 28, 2002 by and between the Company and Craig Froley	(8)

10.47	Employment Agreement dated December 1, 2002 by and between the Company and Steven J. Davis	(8)

10.48	Employment Agreement dated March 18, 2003 by and between the Company and John H. Mishalanie	(9)

10.49	Notice and Acknowledgement of Assignment dated May 5, 2003 by and between FINOVA Capital Corporation, the Company, Ascendiant PET Partners-I, LLC and Paul J. Crowe	(10)

10.50	Equipment Lease Modification Agreement dated May 2, 2003 between Ascendiant and the Company	(10)

10.51	Modification Agreement (Security Agreement) dated May 2, 2003 between Ascendiant and the Company	(10)

10.52	Purchase and Security Agreement dated as of May 12, 2003 between Meridian Commercial Healthcare Finance, LLC (“Meridian”) and the Company	(10)

10.53	Form of Ascendiant Warrant Agreement dated May 12, 2003	(10)

10.51	Form of Meridian Warrant Agreement dated May 12, 2003	(10)

10.55	Operating Agreement of Cyclotron LLC dated July 23, 2003	(11)

10.56	Asset Purchase and LeaseBack Agreement dated August 15, 2003 between The Regents of the University of California, Molecular Imaging Cyclotron LLC and Molecular Imaging Sorrento Valley LLC	(11)

10.57	Employment Agreement dated July 28, 2003 by and between the Company and Steve Vandecar	(11)

21	Subsidiaries of the Registrant	(11)

23.1	Consent of Independent Accountants	(11)

31.1	Certification of Paul J. Crowe, Chief Executive Officer	(11)

31.2	Certification of Anthony R. Turnbull, Vice President, Finance	(11)

32	Certifications of Chief Executive Officer and Vice President, Finance Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(11)

(1)	Previously filed as an Exhibit to the Company’s Form 10SB filed with the Securities and Exchange Commission on October 19, 1999.
(2)	Previously filed as an Exhibit to the Company’s Form 10SB, Amendment No. 1, filed with the Securities and Exchange Commission on February 9, 2000.

(3) Previously filed as an Exhibit to the Company’s Form 10SB, Amendment No. 2, filed with the Securities and Exchange Commission on March 16, 2000.
(4)	Previously filed as an Exhibit to the Company’s Form 10-KSB for the fiscal year ended June 30, 2000, filed with the SEC on October 11, 2000.
(5)	Previously filed as an Exhibit to the Company’s Form 10SB, filed with the Securities and Exchange Commission on October 19, 1999, and subsequently amended by vote of the shareholders, held April 6, 2001, as reported on the Company’s Form 10-QSB for the period ended March 31, 2001, filed with the SEC on May 23, 2001.
(6)	Previously filed as an Exhibit to the Company’s Form 8-K, filed with the Securities and Exchange Commission on August 6, 2002.
(7)	Previously filed as an Exhibit to the Company’s Form 10-KSB, filed with the Securities and Exchange Commission on September 27, 2002.
(8)	Previously filed as an Exhibit to the Company’s Form 10-QSB, filed with the Securities and Exchange Commission on February 13, 2003.
(9)	Previously filed as an Exhibit to the Company’s Form 10-QSB, filed with the Securities and Exchange Commission on May 15, 2003.
(10)	Previously filed as an Exhibit to the Company’s Form 8-K, filed with the Securities and Exchange Commission on May 15, 2003.
(11)	Filed as an exhibit to this report.

(b)  Reports On Form 8-K

Form 8-K filed with the Securities and Exchange Commission on May 5, 2003, covering a press release announcing the results of operations for the three and nine months ending March 31, 2003.

Form 8-K filed with the Securities and Exchange Commission on May 15, 2003, covering a press release announcing the consummation of a transaction to refinance certain equipment leases and enter into an asset-backed financing agreement.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by Peterson & Co. for professional services rendered for the audit of our annual financial statements for fiscal year ended June 30, 2002 and June 30, 2003, and the reviews of the financial statements included in our Forms 10-QSB and other Securities and Exchange Commission filings, were $118,000 and $60,000, respectively.

Audit-Related Fees

The aggregate fees billed by Peterson & Co. for professional services rendered for audit related fees for the fiscal year ended June 30, 2002 and June 30, 2003 were $0 and $0, respectively.

Tax Fees

The aggregate fees billed by Peterson & Co. for professional services rendered for tax fees for the fiscal year ended June 30, 2002 and June 30, 2003 were $0 and $0, respectively.

All Other Fees

There were no other fees billed by Peterson & Co. for the fiscal year ended June 30, 2002 or June 30, 2003 other than the fees described above.

The Audit Committee has complied with the requirement to engage and approve in advance the audit of the Company’s financial statement and has approved of Peterson & Co. as our independent auditors for the year ending June 30, 2003. The requirement that the Audit Committee pre-approve certain engagements by our independent auditors became effective as of May 6, 2003, or thereafter as set forth in new SEC rules, and the Company has not engaged our independent auditors for any work other than the audit of our financial statements since such requirement became effective. The Company has not yet completed formalizing our pre-approval policies and procedures, but will comply with all required applicable rules and procedures.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOLECULAR IMAGING CORPORATION, a Delaware corporation

By:	/s/ PAUL J. CROWE
Name: Paul J. Crowe
Title: President and Chief Executive Officer

Date: September 28, 2003

In accordance with Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ PAUL J. CROWE
Name: Paul J. Crowe
Title: President, Chief Executive Officer and Director

Date: September 28, 2003

/s/ AXEL STEUDLE
Name: Axel Steudle
Title: Director

Date: September 28, 2003

/s/ ANTHONY R. TURNBULL
Name: Anthony R. Turnbull
Title: Vice President, Finance

Date: September 28, 2003

/s/ ALBERT F. HAUSSENER
Name: Albert F. Haussener
Title: Director

Date: September 28, 2003

Name: Peter S. Conti, M.D., Ph.D
Title: Director

Date: September 28, 2003

/s/ JEFF RUSH
Name: Jeff Rush
Title: Director

Date: September 28, 2003

/s/ ROBERT C. BUSH
Name: Robert C. Bush
Title: Director

Date: September 28, 2003