Form 10KSB/A
period 2003-06-30
MOLECULAR IMAGING CORP
filed 2003-09-30
CIK 1097181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB/A

Amendment No. 1

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

There were 55,681,271 shares outstanding of the registrant’s Common Stock as of September 1, 2003.

Transitional small business disclosures format (check one):  Yes  ☐    No  ☒

EXPLANATORY NOTE:

This 10-KSB/A (Amendment No. 1) should have been filed instead of the 10-KSB that was filed earlier in the day on September 29, 2003. The 10-KSB that was filed earlier in the day on September 29, 2003 was only a draft and was filed by the financial printer due to inadvertent financial printer error.

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

Our Molecular Imaging Services

Our mobile service business model provides efficient, cost effective access to this technology for many hospitals and other health care providers that are unable to financially justify or secure the acquisition of a dedicated full-time MI service. A mobile MI system consists of the MI scanner, integrated workstation, 3D Advanced Computational Image Acquisition and Display System, and patient couch. Mobile coaches are specifically designed for medical staff convenience, patient comfort and safety, and include a powered patient lift, stairway, stabilizing system for leveling, and transportation alarm to warn of equipment not properly stowed for transport. The interior space of the coach is divided into three sections: a patient staging room, a technology control room, and the MI room. The cost for a fully commissioned MI system can range from $1.6 to $1.9 million, and a MI/CT system between $2,300,000 and $2,600,000 million, inclusive of mobile coach or lease hold improvements. As of September 1, 2003, we have eighteen mobile MI units and two fixed sites in operation. The combination of these twenty MI scanners were manufactured either by CTI Molecular Imaging (“CTI”), Siemens Medical Systems, Inc. (“Siemens Medical”) and General Electric Medical Systems (“General Electric”).

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

Stationary Facilities.    We develop stationary MI facilities with hospitals or medical groups who have sufficient patient volumes to support a full time service. These projects are structured as either wholly owned subsidiaries or joint ventures. As of September 1, 2003, we operate two stationary MI facilities, one in St. Petersburg, Florida and one in San Diego, California. Under agreements for these facilities we provide the following services: facility design & build-out, staffing, billing & collections and day-to-day management.

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

Competition

We believe that the key competitive factors affecting our business include providing quality patient care, reliable service, attracting and retaining quality technicians, price, and availability of MI and MI/CT services. At the present time, we believe that there are two other national companies providing mobile MI services, as well as several regional competitors. We believe that we currently have one of the largest fleets of mobile MI systems of U.S. operators dedicated to providing only MI and MI/CT services.

We are, and will continue to be, subject to intense competition in our markets, principally from businesses providing other traditional diagnostic imaging techniques, including existing and developing technologies, and competitive products. There are many companies engaged in this market, some with significantly greater resources than ours, Significant competitive factors, which will affect future sales in the marketplace, include regulatory approvals, performance, pricing and general market acceptance. In addition to direct competition from other providers of mobile MI services, we compete with free-standing CT, MRI and MI centers, hospitals, health care providers that have their own diagnostic imaging systems, and equipment manufacturers that sell or lease imaging systems to health care providers for mobile or full-time use.

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

ITEM 8A.    CONTROLS AND PROCEDURES

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

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by Peterson & Co. for professional services rendered for the audit of our annual financial statements for fiscal year ended June 30, 2002 and June 30, 2003, and the reviews of the financial statements included in our Forms 10-QSB and other Securities and Exchange Commission filings, were approximately $118,000 and approximately $60,000, respectively.

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