Form 10QSB
period 2003-09-30
MOLECULAR IMAGING CORP
filed 2003-11-13
CIK 1097181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

(619) 226-6738

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

There were 55,806,430 shares outstanding of the issuer’s Common Stock as of November 7, 2003.

Transitional Small Business Disclosure Format (Check one): Yes  ☐ No  ☒

MOLECULAR IMAGING CORPORATION AND SUBSIDIARIES

For the quarterly period ended September 30, 2003

PART I .

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

MOLECULAR IMAGING CORPORATION AND SUBSIDIARIES

Formerly MOBILE PET SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

as of September 30, 2003 (Unaudited) and June 30, 2003 (Audited)

	September 30, 2003	June 30, 2003
ASSETS
Current assets
Cash	$745,333	$113,130
Accounts receivable, net	4,232,278	3,282,147
Prepaid expenses	396,010	406,980
Deposits and other assets	35,083	3,341

Total current assets	5,408,704	3,805,598
Property and equipment, net	21,182,424	15,944,388
Other assets
Accrued interest receivable	10,573	10,573
Due from London Radiosurgical Centre, Ltd	127,123	127,123
Subordinated equity participation	200,000	200,000
Loan receivable	—	500,000
Deferred asset	243,421	—
Prepaid rent and financing costs	1,200,776	1,201,226

Total assets	$28,373,021	$21,788,908

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$2,536,864	$1,494,450
Asset backed financing facility	2,019,083	1,554,628
Current portion of long-term debt	29,110	28,481
Loans payable to related parties	88,219	122,692
Accrued and other liabilities	437,066	420,471
Obligations under capital lease—current	5,697,543	4,813,471

Total current liabilities	10,807,885	8,434,193
Noncurrent liabilities
Obligations under capital lease, net	13,769,392	9,561,258
Long-term debt	30,810	43,713
Deferred gain	97,368	—

Total liabilities	24,705,455	18,039,164
Minority interest	237,122	—
Stockholders’ equity (deficit)
Common stock; $0.0001 par value; 90,000,000 shares authorized; 55,786,121 and 55,531,272 shares issued and outstanding at September 30, 2003 and June 30, 2003, respectively	5,579	5,554
Additional paid in capital	29,599,888	29,511,164
Accumulated deficit	(26,175,023)	(25,766,974)

Total stockholders’ equity	3,430,444	3,749,744

Total liabilities and stockholders’ equity	$28,373,021	$21,788,908

See accompanying notes.

PART I.

FINANCIAL INFORMATION (continued)

MOLECULAR IMAGING CORPORATION AND SUBSIDIARIES

Formerly MOBILE PET SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

for the three months ended September 30, 2003 and 2002 (Unaudited)

	2003	2002
Revenue, Net
Medical imaging procedures	$5,624,237	$4,552,329
Radiopharmaceuticals	—	—

	5,624,237	4,552,329
Cost of revenues
Medical imaging procedures	3,472,017	3,059,278
Radiopharmaceuticals	—	—

	3,472,017	3,059,278

Gross profit	2,152,220	1,493,051
Expenses
Selling and marketing	382,394	502,341
General and administrative	1,619,835	1,482,227

Total expenses	2,002,229	1,984,568

Income (loss) from operations	149,991	(491,517)
Other income (expense)
Interest income	317	1,526
Other income (expense)	(9,089)	105,476
Interest expense	(562,145)	(437,459)

Total other income (expense)	(570,918)	(330,457)

Loss from continuing operations before provision for income taxes	(420,927)	(821,974)
Provision for income taxes	—	—

Net loss from continuing operations	(420,927)	(821,974)
Minority interest	(12,878)	—
Income from operations of discontinued subsidiaries (including a $2,219,300 gain on sale for the three months ended September 30, 2002)		2,224,644

Net (loss) income	(408,049)	1,402,670
Preferred stock dividend	—	320,538

Net (loss) income—available to common stockholders	$(408,049)	$1,082,132

Earnings per share
Loss per share from continuing operations—basic	$(0.01)	$(0.02)

Income per share from discontinued operations—basic		$0.04

Net (loss) income per share available to common stockholders—basic	$(0.01)	$0.02

Loss per share from continuing operations—diluted	$(0.01)	$(0.02)

Income per share from discontinued operations—diluted		$0.02

Net (loss) income per share available to common stockholders—diluted	$(0.01)	$0.02

Weighted average number of shares—basic	55,808,104	51,535,780

Weighted average number of shares—diluted	55,808,104	68,726,222

See accompanying notes.

Part I.

FINANCIAL INFORMATION (continued)

MOLECULAR IMAGING CORPORATION AND SUBSIDIARIES

Formerly MOBILE PET SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

for the three months ended September 30, 2003 (Unaudited) and the year ended June 30, 2003 (Audited)

	Common Stock		Additional Paid In Capital	Accumulated Deficit	Foreign Currency Translation Adjustment	Total Stockholders’ Equity
	Shares	Amount
Balance—June 30, 2002	44,966,267	$4,497	$22,852,226	$(26,410,567)	$(312,661)	$(3,866,505)
Common Stock issued in private placement, net of offering costs	9,821,429	982	6,184,424			6,185,406
Preferred stock redemption—common stock surrendered	(374,000)	(37)	37			—
Preferred stock redemption—dividend				(297,362)		(297,362)
Repriced warrants			23,176	(23,176)		—
Common Stock issued for services	930,076	93	344,907			345,000
Common stock issued through the exercise of options	187,500	19	(19)			—
Options and warrants issued as compensation and for services			106,413			106,413
Net Income				964,131		964,131
Foreign currency translation adjustment					312,661	312,661

Balance June 30, 2003	55,531,272	5,554	29,511,164	(25,766,974)	—	3,749,744
Common stock issued through the exercise of warrants	224,999	22	78,727			78,749
Common stock issued for financing fees	29,850	3	9,997			10,000
Net loss				(408,049)		(408,049)
						—

Balance September 30, 2003	55,786,121	$5,579	$29,599,888	$(26,175,023)	—	$3,430,444

See accompanying notes.

PART I.

FINANCIAL INFORMATION (continued)

MOLECULAR IMAGING CORPORATION AND SUBSIDIARIES

Formerly MOBILE PET SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

for the three months ended September 30, 2003 and 2002 (Unaudited)

	September 30, 2003	September 30, 2002
Cash flows from operating activities
Net (loss) income	$(408,049)	$1,402,670
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities
Depreciation	984,822	696,689
Non cash stock option and warrant charge	—	11,120
Common stock issued for services	—	60,000
Gain on sale of discontinued operations	—	(2,219,300)
Loss on sale and lease back	(150,000)	—
Minority interest in net loss of subsidiary	(12,878)	—
Interest	10,000	—
(Increase) decrease in operating assets
Accounts receivable	(950,131)	120,728
Due from London Radiosurgical Centre, Ltd.	—	2,194
Prepaid expenses	—	32,032
Prepaid rent and financing costs	11,420	—
Deposits and other assets	(31,742)	173,847
Restricted cash	—	(1,314)
Cash of discontinued operations	—	(37,574)
Deferred loss	6,579	—
Increase (decrease) in operating liabilities
Accounts payable	1,042,414	(2,701,698)
Accrued and other liabilities	16,595	(884,354)
Deferred gain	(2,632)	—

Net cash provided by (used in) operating activities	516,398	(3,344,960)
Cash flows from investing activities
Capital expenditures	(900,000)	(88,831)
Proceeds from sale of capital assets	1,250,000	—
Proceeds from sale of discontinued operations	—	1,884,917

Net cash provided by investing activities	350,000	1,796,086
Cash flows from financing activities
Asset backed financing facility, net	464,455	—
Payments on loans	(46,747)	(220,487)
Payments on obligations under capital lease	(980,652)	(1,049,509)
Investment in subsidiary	250,000	—
Preferred stock redeemed	—	(3,284,072)
Common stock issued through exercise of warrants	78,749	6,185,406

Net cash used in financing activities	(234,195)	1,631,338

Net increase (decrease) in cash	632,203	82,464
Effect of exchange rate changes in cash	—	312,661
Cash—beginning of period	113,130	94,143

Cash—end of period	$745,333	$489,268

SUPPLEMENTAL DISCLOSURES
Interest paid	$552,145	$437,459
Income taxes paid	$—	$—
NON CASH INVESTING AND FINANCING ACTIVITIES
Equipment under capital lease (See Note 12)	$6,195,179	$—
Preferred stock dividend-warrants re-priced in redemption	$—	$320,538
Common stock issued under consulting agreement	$—	$225,000
Obligations under capital lease	$6,195,179	$—
Conversion of note receivable to capital expenditure	$500,000	$—
Capitalized interest	$27,679	$—

See accompanying notes.

PART 1.

FINANCIAL INFORMATION (continued)

Notes to Consolidated Financial Statements – Molecular Imaging Corporation and Subsidiaries

Note 1—The Company

Molecular Imaging Corporation (formerly Mobile PET Systems, Inc.) and subsidiaries (the “Company”) were organized to provide molecular imaging (“MI”) services to hospitals and other health care providers on a fixed or mobile-shared user basis. The Company’s MI services include providing high technology imaging systems, technologists to operate the imaging systems, the management of day-to-day operations, and educational and marketing support.

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Article S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the Form 10-KSB for the fiscal year ended June 30, 2003.

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

Service revenues from third party payors are reported at net realizable amounts. Revenue under third party payor agreements is subject to adjustment. Provisions for estimated third party payor settlements are provided in the period the related services are rendered and are subject to adjustment based on final settlement history. Differences between estimated amounts and accrued and interim and final settlements are reported in operations in the period of settlement. Contractual allowances are $300,000 at September 30, 2003 and June 30, 2003

Note 3—Recent Accounting Pronouncements

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

PART 1.

FINANCIAL INFORMATION (continued)

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure” (“SFAS 148”). SFAS 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), to provide alternative methods of transition to SFAS 123’s fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation reported net income and earnings per share in annual and interim financial statements. While SFAS 148 does not amend SFAS 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for the compensation using the fair value method of SFAS 123 or the intrinsic value method of APBO 25. The Company has adopted the disclosure requirements of SFAS 148 and will continue to use the intrinsic value method described in ABPO 25 in accounting for the fair value of stock awards issued to employees.

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

Note 4—Accounts Receivable

Accounts receivable consist of the following at September 30, 2003 and June 30, 2003:

	September 30, 2003	June 30, 2003
Accounts receivable	$4,632,278	$3,682,147
Less: Allowance for doubtful accounts	(100,000)	(100,000)
Contractual allowance	(300,000)	(300,000)

Accounts receivable, net	$4,232,278	$3,282,147

Note 5—Property and Equipment

Property and equipment consist of the following at September 30, 2003 and June 30, 2003:

	September 30, 2003	June 30, 2003
Computer equipment	$1,075,286	$1,014,253
Office furniture and fixtures	164,562	164,562
Office equipment	12,752	12,752
Leasehold improvements	7,071	7,071
MI and related equipment	27,091,902	23,023,223

	28,351,573	24,221,861

PART 1.

FINANCIAL INFORMATION (continued)

Less accumulated depreciation and amortization	(9,320,629)	(8,277,473)

	19,030,945	15,944,388
Cyclotron equipment held for use – not ready for service	2,151,479	—

	$21,182,424	$15,944,388

Depreciation and amortization expense for the three months ended September 30, 2003 and 2002 was $984,822 and $696,689, respectively. Cyclotron equipment held for use – not ready for service includes capitalized interest in the amount of $27,679.

Note 6—Asset Based Financing

In May 2003, the Company entered into a $3,200,000 asset-based financing arrangement with a financial institution, which expires on May 12, 2006. Amounts available under the arrangement are limited to approximately 80% of qualified accounts receivable. The balance at September 30, 2003 and June 30, 2003 was $2,019,083 and $1,554,628, respectively. The purchase fee percent is calculated at 0.032% per day.

The Company issued warrants to purchase 10,000 shares of common stock to the financial institution at an exercise price of $0.20 per share, expiring in three years.

Note 7—Purchase, Sale and Lease Back

On July 23, 2003, the Company entered into an Operating Agreement with two of its directors for the formation and operation of Molecular Imaging Cyclotron LLC, a Delaware limited liability company (“Cyclotron LLC”). Under the terms of the Operating Agreement, the Company purchased 66 2/3% of the equity of Cyclotron LLC through the assignment of a loan receivable in the amount of $500,000, due from Vital Imaging, Inc The loan receivable carried interest at a rate of 9% per annum and was due on May 12, 2003. On August 15, 2003, Cyclotron LLC completed the purchase of a cyclotron located in San Diego, California from an unaffiliated third party for cash in the amount of $500,000 and the offset of the loan receivable in the amount of $500,000 for a total of $1,000,000; the right of the unaffiliated third party to receive a portion of the future distributable cash from the operations of Cyclotron LLC; and Cyclotron LLC’s assumption of an equipment lease in the amount of $2,123,800.

On August 15, 2003, Cyclotron LLC entered into an Asset Purchase and Lease-Back Agreement (the “UCSD Agreement”) with The Regents of the University of California (the “Regents”) pursuant to which Cyclotron LLC agreed to sell and leaseback the cyclotron and certain related assets to the Regents for a purchase price of $750,000 and the Regents’ assumption of the equipment lease in the amount of $2,123,800. The Company has a deferred loss on the sale and lease back in the amount of $250,000 and is recognizing the loss over the life of the lease. The effective interest rate on this equipment lease is 7.79%.

Under the terms of the UCSD Agreement, The Regents also has the right to contribute the cyclotron assets of Cyclotron LLC in exchange for a membership interest in Cyclotron LLC. Cyclotron LLC intends to produce, market and sell FDG and other radiopharmaceuticals to third party providers and users of molecular imaging services, including the Company and its subsidiaries.

On August 15, 2003, Molecular Imaging Sorrento Valley LLC (PET LLC), a Delaware limited liability company and a wholly owned subsidiary of the Company, purchased a PET scanner located in San Diego, California from an unaffiliated third party for cash in the amount of $400,000; the right of the unaffiliated third party to receive a portion of the future distributable cash from the operations of PET LLC; and PET LLC’s assumption of an equipment lease in the amount of $1,976,200.

On August 15, 2003, PET LLC entered into an Asset Purchase and Lease-Back Agreement (the “UCSD Agreement”) with The Regents of the University of California (the “Regents”) pursuant to which PET LLC agreed to sell and leaseback the PET scanner and certain related assets to the Regents for a purchase price of $500,000 and the Regents’ assumption of the equipment lease in the amount of $1,976,200. The Company has a deferred gain on the sale and lease back in the amount of $100,000 and is recognizing the gain over the life of the lease. The effective interest rate on this transaction is 7.79%.

PART 1.

FINANCIAL INFORMATION (continued)

Note 8—Prepaid Rent and Financing Costs

Prepaid rent and financing costs consist of the following at September 30, 2003 and June 30, 2003:

	September 30, 2003	June 30, 2003
Prepaid equipment rent	$1,073,986	$1,073,986
Prepaid financing costs	126,790	127,240

Prepaid rent and financing costs	$1,200,776	$1,201,226

Note 9—Capitalization

Preferred Stock

On January 20, 2000, the Company authorized for issuance ten million (10,000,000) shares of preferred stock having one hundredth of a cent ($0.0001) par value per share. There are no shares issued and outstanding at September 30, 2003 and June 30, 2003.

Common Stock

The Company has authorized for issuance ninety million (90,000,000) shares of common stock, having one hundredth of a cent ($0.0001) par value per share. On September 30, 2003 and June 30, 2003 the Company had 55,786,121 and 55,531,272 shares of common stock issued and outstanding, respectively.

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

During the three months ended September 30, 2003 the Company issued 224,999 shares of common stock through the exercise of warrants for cash in the amount of $78,749. Also during the three months ended September 30, 2003 the Company issued 29,850 shares of common stock for financing fees valued at $10,000.

Stock Options

The Company’s Board of Directors and shareholders adopted the 1999 Stock Option Plan pursuant to which incentive stock options or non-statutory stock options to purchase up to 8,000,000 shares of common stock may be granted to employees, directors and consultants. Stock options generally expire on various dates extending to June 14, 2006 and vest over service periods that range from zero to four years.

As of September 30, 2003,, the Company has granted options to purchase 4,006,491 shares of common stock, including options granted outside of the 1999 Stock Option Plan to purchase 200,000 shares of common stock, as follows:

PART 1.

FINANCIAL INFORMATION (continued)

	Three Months Ended September 30, 2003		Year Ended June 30, 2003
	Exercise Price	Number of Shares	Exercise Price	Number of Shares
Beginning of period	$0.17-$4.63	4,319,157	$0.45-$4.63	4,082,719
Granted	—	—	$0.17-$0.74	2,343,490
Exercised	—	—	$0.01	(187,500)
Cancelled	$0.56-$3.75	(312,666)	$0.43-$3.42	(1,919,542)

End of period	$0.17-$3.25	4,006,491	$0.17-$4.63	4,319,157
Vested		2,483,406		2,556,329

The Company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” under which no compensation cost for stock options issued to employees is recognized for the stock option awards granted at or above fair market value. Compensation expense is recognized for stock option awards granted below fair market value with credits recorded from previously recognized expense for grants cancelled by termination of employment. However, during the three months ended September 30, 2003 and 2002 the Company recognized compensation expense of $0 and $11,120, respectively.

Had compensation expense for the Company’s 1999 Stock Option Plan been determined based on fair values at the grant dates for awards under the plan in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation”, the Company’s net income (loss) and income (loss) per share would have been reduced to the following pro forma amounts:

	Three Months Ended September 30,
	2003	2002
Net (loss) income per share available to common stockholders
As reported	$(408,049)	$1,082,132
Pro forma	(424,477)	1,024,220
Earnings per share—basic
As reported	$(0.01)	$0.02
Pro forma	(0.01)	0.02
Earnings per share—diluted
As reported	$(0.01)	$0.02
Pro forma	(0.01)	0.01

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for grants:

	Three Months Ended September 30,
	2003	2002
Risk free interest rate	1.92%	2.89%
Expected life	1.82 years	1.60 years
Expected volatility	1.53%	1.50%
Expected dividend yield	0.0%	0.0%

PART 1.

FINANCIAL INFORMATION (continued)

Warrants

At September 30, 2003 warrants were outstanding to purchase 9,510,185 shares of common stock at exercise prices between $0.29 to $7.00 per share, including warrants to purchase 340,006 shares of common stock which are subject to vesting through December 1, 2007 and the warrants re-priced in connection with the redemption of preferred stock. These warrants expire between October 5, 2003 and December 1, 2008.

Note 10—Related Party Transactions

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

The Memorandum of Agreement provides for a distribution to the Company of 8.42% of LRC’s net distributable cash flow, until a total of $210,573 has been distributed and then the distribution of 5.05% of net distributable cash flow, subject to future dilution. The Memorandum of Agreement stopped the accrual of interest at June 1, 1999. At the date of the Memorandum of Agreement, the Company canceled $47,447 of accrued interest from the original investment and at September 30, 2003 and 2002 accrued interest on the investment was $10,573. The related shareholder, officer and director personally guarantee the investment.

Loans

On August 23, 2000, the Company received an eight percent (8%) bridge loan from a director and shareholder in the amount of $200,000, with an original due date of October 11, 2000. The loan’s due date has been extended several times and the Company has agreed to make monthly payments of $10,000 per month beginning on January 8, 2002, until paid in full. At September 30, 2003, and June 30, 2003, the loan has a balance of $88,219 and $122,692, respectively

Molecular Imaging Cyclotron LLC

On July 23, 2003, we entered into an Operating Agreement with two of our directors, Jeffrey Rush and Paul Crowe, for the formation and operation of Cyclotron LLC. Under the terms of the Operating Agreement, the Company owns 66 2/3% of the equity of Cyclotron LLC, and Mr. Crowe, Mr. Rush, and a third unaffiliated investor, together own 33 1/3% of the equity of Cyclotron LLC. The Company has contributed $500,000 to Cyclotron LLC and Mr. Crowe and Mr. Rush, together with the unaffiliated third party investor, have contributed $250,000 to Cyclotron LLC. On August 15, 2003, Cyclotron LLC completed the purchase of the cyclotron located in San Diego, California from Vital Imaging, Inc. for $1,000,000 and the assumption of an equipment lease in the amount of approximately $2,100,000. On August 15, 2003, Cyclotron LLC entered into the UCSD Agreement with the Regents pursuant to which Cyclotron LLC agreed to sell and leaseback the cyclotron and certain related assets to the Regents for a purchase price of $750,000 and the Regents assumption of the equipment lease in the amount of approximately $2,100,000. Under the terms of the UCSD Agreement, the Regents also have the right to contribute the cyclotron assets to Cyclotron LLC in exchange for a membership interest in Cyclotron LLC. Cyclotron LLC intends to produce, market and sell FDG and other radiopharmaceuticals to third party providers and users of MI services, including the Company and its subsidiaries.

PART 1.

FINANCIAL INFORMATION (continued)

Note 11—Long Term Debt

Long-term debt at September 30, 2003 and June 30, 2003 consist of the following:

	September 30, 2003	June 30, 2003
Promissory Note with no interest, due in monthly installments of $500, with first payment beginning on February 1, 2002	$9,500	$11,000
Promissory Note with interest at a rate of 11% per annum, due in monthly installments of $2,343, with the First payment beginning on January 1, 2002, with a variable 5% to 1% prepayment penalty	50,420	61,194

	59,920	72,194
Less current portion	(23,110)	(28,481)

Long-term debt, net of current portion	$36,810	$43,713

The maturities of long-term debt for each of the three years subsequent to September 30, 2003, are as follows:

September 30,
2004	$29,110
2005	29,299
2006	1,511

$59,920

Note 12—Commitments

Equipment under capital lease is included in property and equipment as follows:

	September 30, 2003	June 30, 2003
MI scanners and related equipment	$27,091,902	$23,023,223
Less accumulated amortization	(8,744,667)	(8,648,494)

	18,347,235	14,374,729
Cyclotron equipment held for use in operations—not ready for service	2,151,479	—

Net capital lease assets	$20,498,714	$14,374,729

The Company leases office space and certain MI equipment under non-cancelable operating leases. The office lease expires in March 2004 and the equipment leases expire through August 2006. Rent expense under these operating leases was $434,756 and $417,504, respectively for the three months ended September 30, 2003, and 2002.

The Company leases certain other MI equipment under capital leases. The equipment leases expire through January 2008. The Company’s assets secure the capital leases.

PART 1.

FINANCIAL INFORMATION (continued)

The following is a schedule by of the future minimum lease payments as of September 30, 2003 for our equipment under capital leases and operating leases:

	Capital Lease	Operating Lease
Oct 2003	648,029	127,123
Nov 2003	648,029	127,123
Dec 2003	648,029	127,123
Jan 2004	670,872	127,123
Feb 2004	670,873	127,123
Mar 2004	670,872	127,123
Apr 2004	670,873	127,123
May 2004	670,872	127,123
Jun 2004	670,872	127,123
Jul 2004	643,407	127,123
Aug 2004	643,407	127,123
Sep 2004	643,407	127,123

2004	$7,989,542	$1,525,476
2005	7,605,592	1,525,476
2006	3,986,459	331,506
2007	2,428,185	—
2008	1,539,023	—
2009	822,364	—
2010	685,302	—

Total	$24,966,467	$4,245,759

Less amount representing interest at 12.0%	(5,499,532)

Present value of minimum lease payments (including current portion of $5,697,543)	$19,466,935

Note 13—Retirement Plan

On August 1, 2001, the Company established a defined contribution plan covering substantially all of its employees. Participation is limited to all regular employees who meet specific age and service requirements. The Company made no contributions during the three months ended September 30, 2003.

Note 14—Concentrations of Credit Risk

The Company maintains cash with various major financial institutions in excess of the Federal Deposit Insurance Corporation limits. The Company continually monitors its position with the financial institutions and management believes the risk of incurring losses related to this credit risk is remote.

Note 15—Earnings (Loss) Per Share

The weighted average shares listed below were not included in the computation of diluted loss per share for the three months ended September 30, 2003 because to do so would have been antidilutive.

Employee Stock Options	3,856,083
Warrants	9,510,185

PART 1.

FINANCIAL INFORMATION (continued)

Note 16 – Segment Information

The Company’s principal business is providing molecular imaging services to hospitals and other health care providers on a fixed or mobile-shared user basis within the United States.

In August of 2003, a subsidiary of the Company acquired a cyclotron facility located in San Diego, California. A cyclotron is used to produce radiopharmaceuticals such as Fluorine-18, Nitrogen-13, Oxygen-15 and Flurodeoxyglucose (“FDG”), which are some of the radiopharmaceuticals used for MI procedures. FDG is the primary radiopharmaceutical that is injected into a patient before a MI procedure. There were no sales of radiopharmaceuticals during the three months ended September 30, 2003.

Note 17—Subsequent Events

In October 2003 the Company entered into a definitive agreement with a third party to purchase an MI scanner and related assets located in Houston, Texas. The total purchase price for the assets is $200,000 and an equity ownership interest in the subsidiary of the Company that has been established to operate the MI scanner. Under the terms of the definitive agreement, the Company has paid the third party $50,000 of the purchase price, and has agreed to pay the remaining $150,000 of the purchase price upon the first to occur of the accomplishment of certain events relating to the purchase or February 7, 2004.

PART I. Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Overview

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

We provide our services to hospitals, physician groups, diagnostic imaging centers and other healthcare providers in selected marketplaces in the United States. Our shared service model provides mobile MI units or mobile MI/CT units, which we provide on a daily basis or per procedure basis to our clients. We also develop and operate long-term permanent facilities with clients interested in full time MI or MI/CT services.

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

PART I. ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS (continued)

Under the mobile service model, a higher number of procedures are necessary to reach break-even, and conversely under the IDTF model, fewer scans per day are typically necessary to reach break-even because of the higher amount of reimbursement.

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

In August of 2003 we acquired a cyclotron facility located in San Diego, California. A cyclotron is used to produce radiopharmaceuticals such as Fluorine-18, Nitrogen-13, Oxygen-15 and Flurodeoxyglucose (“FDG”), which are some of the radiopharmaceuticals used for MI procedures. FDG is the primary radiopharmaceutical that is injected into a patient before a MI procedure. Abnormal concentrations of FDG can indicate areas of malignancies. In conjunction with UCSD, the Company plans to use the cyclotron in future research programs for the development of other radioisotopes that may be useful in the fields of neuroscience and cardiology. We believe that the vertical integration of the cyclotron will offer significant commercial benefits for our existing physician and hospital customer base in Southern California and provide us with a competitive advantage.

On September 30, 2003 the Company entered into a Committed Alliance-Sole Source Agreement with Siemens Medical Solutions USA, Inc. (“Siemens”). This agreement provides for the two companies to collaborate and exchange information regarding prospective medical service providers. Under the terms of the five-year agreement, the Company has committed to purchase its MI equipment from Siemens at a discount from Siemens’ list price, and Siemens has agreed to provide sales and marketing support to the Company, in addition to equipment and project financing.

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

Results of Operations

Three Months Ended September 30, 2003

Service revenues for the three months ended September 30, 2003 were $5,624,237, compared to service revenues for the three months ended September 30, 2002 of $4,552,329. Our cost of service revenues for the three months ended September 30, 2003 were $3,472,017, compared to $3,059,278 for the three months ended September 30, 2002. These results exclude the operations of the London PET Centre. The substantial difference in service revenues is largely attributable to eighteen mobile units and two stationary facilities being deployed during the three months ended September 30, 2003 as compared to fifteen units being deployed during the three months ended September 30, 2002, as well as better utilization of each existing unit. The cost of service revenues represents salaries paid to technologists and drivers, system maintenance, transportation and insurance on our mobile MI systems.

PART I. ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS (continued)

The gross profit percentage increased from 32.8% for the three months ended September 30, 2002 to 38.3%

for the three months ended September 30, 2003 primarily for the following reasons:

Gross profit percentage for the three months ended September 30, 2002	32.8%
Transportation services	1.1
Depreciation expense	(3.1)
Capital equipment rental	4.9
Capital equipment service contracts and repairs	2.9
Medical supplies	(0.9)
Other	0.6
Gross profit percentage for the three months ended September 30, 2003	38.3%

Our cost of transportation services decreased because we hired more of our own drivers and used fewer outside transportation services in the three months ended September 30, 2003. Depreciation expense increased in the three months ended September 30, 2003, mainly due to the additional units plus the two stationary facilities. Equipment rental costs decreased mainly due to the transfer of one rental unit to a leased vehicle in January 2003. Our cost of capital equipment service contracts and repairs decreased during the three months ended September 30, 2003 over the three months ended September 30, 2002 due to the termination of certain maintenance contracts that were replaced with time and materials service. Our cost of medical supplies decreased as a percent of service revenues because our customers now provide their own medical supplies.

Selling and marketing expenses decreased by 23.9% from $502,341 for the three months ended September 30, 2002, to $382,394 for the three months ended September 30, 2003, mainly due to a reduction in marketing expenses. General and administrative expenses increased by 9.2% from $1,482,227 for the three months ended September 30, 2002, to $1,619,835 for the three months ended September 30, 2003, mainly due to an increase in the cost of capital relating of our asset-backed line of credit, increased payroll expenses for additional staff for our business expansion, the increased costs of insurance, and an increase in the amount we spent for investor relations.

Our net income from operations improved from a loss of ($491,517) for the three months ended September 30, 2002 to an income of $149,991, for the three months ended September 30, 2003. This improvement was due mainly to the decrease in our cost of service revenues.

Net cash provided by (used in) operating activities for the three months ended September 30, 2003 improved to a positive $516,398, compared to a negative ($1,215,315) for the three months ended September 30, 2002. This change was mainly attributable to the increase in accounts payable.

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

One measure that management uses to evaluate our progress is average revenues per weekday for all units. We calculate average revenues per weekday for all units by dividing total weekday revenues by the number of weekdays in the relevant period, excluding holidays. We exclude Saturdays from this calculation since not all of our units are scheduled for Saturday service. For reasons described above, for the three months ended September 30, 2003, our average revenues per weekday for all units increased by 23.5% to approximately $89,274, from average revenues per weekday for all units of approximately $72,259 for the three months ended September 30, 2002. Our future revenues will principally be a function of the number of operating units in service, the volume of patient procedures and the fees earned per procedure.

PART I. ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS (continued)

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

Since our inception we have incurred significant losses. Through September 30, 2003, we have an accumulated deficit of ($26,175,023), which we have financed primarily through equity sales. For the three months ended September 30, 2003, we recognized a loss from continuing operations of ($408,049), compared to losses from continuing operations of ($821,974) for the three months ended September 30, 2002. The loss from continuing operations of ($408,049) for the three months ended September 30, 2003 includes the following increased costs which were not incurred by the Company during the three months ended September 30, 2002; the amount of $70,658 of increased depreciation expense relating to our refinancing of three leases in May of 2003, $49,821 of increased expenses relating to the additional capital equipment lease for our new MI/CT unit added in July of 2003, and $100,435 of extraordinary equipment repair costs.

Subject to obtaining additional financing, we are also seeking to deploy additional mobile units or stationary sites, which will reduce per unit operating costs. However, we can give no assurances that we will be able to deploy such additional units or sites, or that the deployment of such additional units or sites would reduce our per unit operating costs. As a result, in order to achieve sustained profitability from operations, we will need to continue to increase revenues and effectively manage our operating overhead.

Liquidity and Capital Resources

At September 30, 2003, our total assets were $28,373,021, compared to $21,788,908 at June 30, 2002. The increase was primarily the result of adding one mobile unit, transferring one mobile unit to a stationary facility and adding another stationary facility and the cyclotron, offset by the sale of assets from the London PET Centre Ltd in July 2002. Our current assets at September 30, 2003 totaled $5,408,704, and our current liabilities were $10,801,885, compared to current assets of $3,805,598 and current liabilities of $8,434,193 at June 30, 2003. Our current liabilities exceed current assets because, under Generally Accepted Accounting Principles, we are required to record as a current liability our capital lease obligations due within the next twelve months. As discussed in Note 12—Commitments, several of our units are also financed under non-cancelable operating leases that are not recorded as liabilities until the monthly payment is due. Our current assets, on the other hand, include only those accounts receivable that are outstanding from service revenues recognized and typically represent 30 to 60 days of service revenues.

Shareholders’ equity decreased to $3,430,445 at September 30, 2003, from 3,749,744 at June 30, 2003, due primarily to the net loss of $408,049.

We believe that our available cash, short-term assets, and other resources will be sufficient to fund our operations and capital expenditures through the current fiscal year. We also believe we will continue to be able to convert our accounts receivable into cash to meet our operating costs. However, if we are unable to generate sufficient service revenues to fund continuing operations, convert our accounts receivable into cash, or achieve sustained profitability, we will need to raise additional capital to sustain or operations or significantly reduce our operations. In addition, we will be required to raise additional capital to add or acquire additional mobile units or stationary sites. We are actively exploring various financing alternatives. Management has recently met with and had discussions with numerous financing sources and investment banking companies that have expressed an interest in investing in, or raising money for, the Company. The Company has received several term sheets as a result of these discussions and is the process of evaluating and negotiating these term sheets. While we will continue to actively pursue these financing opportunities and work towards completing a financing, there can be no assurance that any additional debt or equity financing will be available on commercially reasonable terms to the Company or at all.

PART I. ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS (continued)

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

PART I. ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS (continued)

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

Our ability to continue operations depends on our ability to achieve sustained profitability.

Our future revenues and profitability depend in part on our ability to demonstrate to hospitals the potential cost and performance advantages of the MI and MI/CT system over traditional diagnostic imaging systems. Our ability to achieve sustained profitability in the future will depend in part on our ability to successfully market and sell MI services on a wide scale. If we are unable to do so, we will be unable to grow revenues and achieve sustained profitability from operations.

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

PART I.

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

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

The markets in which our MI services compete are subject to rapid technological change as well as the potential development of alternative diagnostic imaging techniques or products, or the combination of modalities such as MI/CT. These changes could render the MI system technologically or economically obsolete, or cause a reduction in the value of, or reduce the need for, MI systems. Should such change occur, there could be no assurance that we will be able to acquire the new or improved systems, which may be required to service our customers.

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

We completed the purchase of the cyclotron in August of 2003 and have no operating history with respect to the cyclotron. Although our officers and employees have substantial business experience in the MI industry and the healthcare industry generally, and we plan to employ and retain skilled and qualified employees consultants and/or pharmaceutical delivery companies to assist us with the day-to-day operation of the cyclotron and delivery of FDG, there can be no assurances that our cyclotron operations will be successful. The operation of the cyclotron and delivery of FDG is also subject to local, state and federal licensing and permitting requirements. Although we have retained a consultant to assist us with this licensing and permitting, and anticipate contracting with a third party for the delivery of the FDG, any failure to maintain these licenses and permits, or obtain such third party agreements upon terms favorable to the Company, or at all, could have a material adverse impact on our operations.

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

PART I. ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS (continued)

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

PART I. ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS (continued)

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

PART I. ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS (continued)

the FDIC up to $100,000 of the funds lost. The loss of the excess funds could have a material adverse effect on our business.

ITEM 3. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Vice President, Finance, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Chief Executive Officer and our Vice President, Finance, concluded that as of the date of that evaluation our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. It should be noted that the design of any systems of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

ITEM 2. CHANGES IN SECURITIES

Changes in Securities.

On or about July 8, 2003 we received a notice to convert common stock warrants into 149,999 shares of Common Stock at an exercise price of $.35 per share. This conversion was in reliance on Section 4(2) of the Securities Exchange Act (the “Act”).

On or about September 15, 2003 we received a notice to convert common stock warrants into 75,000 shares of Common Stock at an exercise price of $.35 per share. This conversion was in reliance on Section 4(2) of the Securities Exchange Act (the “Act”).

On July 28, 2003 the Company entered into a Business Advisory and Financial Consulting Services Agreement (the “Agreement”) with Ascendiant Capital Group, LLC (“Ascendiant”) pursuant to which Ascendiant agreed to provide certain financial advisory and consulting services to the Company. Pursuant to the terms of the Agreement, the Company agreed to compensate Ascendiant for each month of service provided by Ascendiant in shares of the Company’s common stock (the “Engagement Shares”). The number of Engagement Shares to be issued to Ascendiant for each month of service shall be the determined by dividing $10,000.00 by the average closing price of our common stock over the period of such month; provided, however, in no event shall the number of Engagement Shares exceed 35,000 shares per month. Under the terms of the Agreement, the Engagement Shares are to be issued and delivered to Ascendiant within ten (10) business days after each month that Ascendiant provides services. Either Ascendiant or the Company upon 15 days prior written notice may terminate the Agreement. The Company has issued a total of 50,159 shares of its common stock to Ascendiant under the terms of the Agreement as of the date of this report. The Engagement Shares were issued in reliance upon Section 4(2) of the Act.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit 10.58—Compliant Alliance Sole Source Agreement dated September 30, 2003 between Siemens Medical Solutions USA, Inc. and the Company

Exhibit 31.1—Certification of Paul J. Crowe, Chief Executive Officer

Exhibit 31.2—Certification of Anthony R. Turnbull, Vice President, Finance

Exhibit 32—Certifications of Chief Executive Officer and Vice President, Finance Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

Form 8-K was filed with the Securities and Exchange Commission (the “SEC”) on July 10, 2003 regarding the Company’s filing of certain amendments to its public reports in response to technical comments from the SEC.

Form 8-K was filed with the SEC on August 26, 2003 regarding a press release dated August 26, 2003 announcing the un-audited revenues of the Company for the fourth quarter and fiscal year ended 2003.

Form 8-K was filed with the SEC on September 30, 2003 regarding a press release dated September 30, 2003 announcing the audited financial results of the Company for fiscal year ended 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOLECULAR IMAGING CORPORATION a Delaware corporation

By:	/s/ ANTHONY R. TURNBULL

Anthony R. Turnbull, Vice President, Finance

Date: November 13, 2003