Form 10QSB
period 2003-12-31
MOLECULAR IMAGING CORP
filed 2004-02-17
CIK 1097181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

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

(619) 226-6738

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

There were 55,865,801 shares outstanding of the issuer’s Common Stock as of February 5, 2004.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

MOLECULAR IMAGING CORPORATION AND SUBSIDIARIES

For the quarterly period ended December 31, 2003

PART I.

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

MOLECULAR IMAGING CORPORATION

Formerly MOBILE PET SYSTEMS, INC.

Consolidated Balance Sheets

	December 31,	June 30,
	2003	2003
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$288,025	$113,130
Accounts receivable, net of allowance for doubtful accounts of $300,000 and $100,000 respectively,	4,944,106	3,282,147
Prepaid expenses	421,935	406,980
Deposits and other assets	125,292	3,341

Total current assets	5,779,358	3,805,598

Property and equipment, net	20,345,456	15,944,388

Other assets
Accrued interest receivable	10,573	10,573
Due from London Radiosurgical Centre, Ltd	127,123	127,123
Subordinated equity participation	200,000	200,000
Loan receivable	—	500,000
Prepaid rent and financing costs	1,166,524	1,201,226

Total assets	$27,629,034	$21,788,908

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$3,466,345	$1,494,450
Asset backed financing facility	2,569,514	1,554,628
Current portion of note payable	23,976	28,481
Loan payable to related parties	82,828	122,692
Accrued and other liabilities	488,163	420,471
Obligations under capital lease – current	13,161,903	4,813,471

Total current liabilities	19,792,729	8,434,193

Noncurrent liabilities
Obligations under capital lease, net	5,530,586	9,561,258
Note payable, net	29,950	43,713
Deferred gain	93,421	—

Total liabilities	25,446,686	18,039,164

Minority interest	173,044	—

Stockholders' equity
Common stock; $0.0001 par value; 90,000,000 shares authorized; 55,806,430 and 55,531,272 shares issued and outstanding at December 31, 2003 and June 30, 2003, respectively	5,582	5,554
Additional paid in capital	29,609,885	29,511,164
Accumulated deficit	(27,606,163)	(25,766,974)

Total stockholders' equity	2,009,304	3,749,744

Total liabilities and stockholders' equity	$27,629,034	$21,788,908

See accompanying notes.

PART I.

FINANCIAL INFORMATION (continued)

MOLECULAR IMAGING CORPORATION

Formerly MOBILE PET SYSTEMS, INC.

Consolidated Statements of Operations

For the Three and Six Months Ended December 31, 2003 and 2002

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2003	2002	2003	2002
Service revenues	$5,590,815	$5,059,366	$11,215,052	$9,611,695
Cost of service revenues	3,491,151	3,062,309	6,963,169	6,121,587

Gross profit	2,099,664	1,997,057	4,251,883	3,490,108

Expenses
Selling and marketing	695,969	465,692	1,078,363	968,033
General and administrative	2,002,238	1,474,804	3,502,837	2,957,031

Total expenses	2,698,207	1,940,496	4,581,200	3,925,064

Income (loss) from operations	(598,543)	56,561	(329,317)	(434,956)

Other income (expense)
Other income (expense)	(6,527)	(4,057)	(15,305)	102,945
Interest expense	(890,142)	(434,788)	(1,571,523)	(872,247)

Total other income (expense)	(896,669)	(438,845)	(1,586,828)	(769,302)

Loss from continuing operations before provision for income taxes and minority interest	(1,495,212)	(382,284)	(1,916,145)	(1,204,258)

Provision for income taxes	—	—	—	—

Minority interest	(64,072)		(76,956)

Loss from continuing operations	(1,431,140)	(382,284)	(1,839,189)	(1,204,258)
Income (loss) from discontinued operations	—	—	—	2,224,644

Net Income (loss)	(1,431,140)	(382,284)	(1,839,189)	1,020,386

Preferred stock dividend	—	—	—	320,538

Net income (loss) – available to common shareholders	$(1,431,140)	$(382,284)	$(1,839,189)	$698,848

Loss per share from continuing operations – basic	$(0.02)	$(0.01)	$(0.03)	$(0.02)

Income per share from discontinued operations – basic				$0.04

Net income (loss) per share available to common shareholders – basic	$(0.02)	$(0.01)	$(0.03)	$0.01

Loss per share from continuing operations – diluted	$(0.02)	$(0.01)	$(0.03)	$(0.02)

Income per share from discontinued operations – diluted				$0.04

Net income (loss) per share available to common shareholders – diluted	$(0.02)	$(0.01)	$(0.03)	$0.01

See accompanying notes.

PART I.

FINANCIAL INFORMATION (continued)

MOLECULAR IMAGING CORPORATION

Formerly MOBILE PET SYSTEMS, INC.

Consolidated Statements of Changes in Stockholders' Equity

For the six months ended December 31, 2003 (Unaudited) and the year ended June 30, 2003 (Audited)

	Common Stock		Additional Paid In Capital	Accumulated Deficit	Foreign Currency Translation Adjustment	Total Stockholders' Equity
	Shares	Amount
Balance – June 30, 2002	44,966,267	$4,497	$22,852,226	$(26,410,567)	$(312,661)	$(3,866,505)
Common stock issued in private placement, net of offering costs	9,821,429	982	6,184,424			6,185,406
Preferred stock redemption – common stock surrendered	(374,000)	(37)	37			—
Preferred stock redemption – dividend				(297,362)		(297,362)
Repriced warrants			23,176	(23,176)		—
Common stock issued for services	930,076	93	344,907			345,000
Common stock issued through the exercise of options	187,500	19	(19)			—
Options and warrants issued as compensation and for services			106,413			106,413

Net income				964,131		964,131
Foreign currency translation adjustment					312,661	312,661

Balance June 30, 2003	55,531,272	5,554	29,511,164	(25,766,974)	—	3,749,744
Common stock issued through the exercise of warrants	224,999	22	78,727			78,749
Common stock issued for services	50,159	6	19,994			20,000
Net loss				(1,839,189)		(1,839,189)

Balance December 31, 2003	55,806,430	$5,582	$29,609,885	$(27,606,163)	$—	$2,009,304

See accompanying notes.

PART I.

FINANCIAL INFORMATION (continued)

MOLECULAR IMAGING CORPORATION

Formerly MOBILE PET SYSTEMS, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	December 31,
	2003	2002
Cash flows from operating activities
Net (loss) income	$(1,839,189)	$1,020,386
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities
Depreciation and amortization	2,171,219	1,414,619
Noncash stock options and warrants charge	—	18,730
Common stock issued for compensation	—	—
Common stock issued for services	20,000	285,000
Gain on sale of discontinued subsidiaries	—	(2,219,300)
Gain on sale and lease back	100,000
Minority interest in loss of subsidiary	(76,956)	—
(Increase) decrease in operating assets
Accounts receivable	(1,661,959)	131,780
Due from London Radiosurgical Center, LTD	—	2,194
Prepaid expenses	(14,955)	(175,504)
Prepaid rent and financing costs	34,702
Deposits and other assets	(121,951)	135,529
Restricted cash	—	6,145
Cash of discontinued subsidiaries	—	(37,574)
Increase (decrease) in operating liabilities
Accounts payable	2,005,550	(2,328,102)
Accrued and other liabilities	67,692	(257,659)
Deferred revenue	(6,579)	—

Net cash provided by (used in) operating activities	677,574	(2,003,756)

Cash flows from investing activities
Capital expenditures	(1,249,429)	(136,908)
Proceeds from sale of capital assets	1,250,000	—
Loans made		(250,000)
Proceeds from sale of discontinued subsidiaries	—	1,884,917

Net cash provided by (used in) investing activities	571	1,498,009

Cash flows from financing activities
Asset backed financing facility, net	1,014,886	—
Repayment of loan	(91,737)	(315,962)
Payments on obligations under capital lease	(1,755,098)	(2,109,343)
Preferred stock redeemed	—	(3,284,072)
Common stock issued	78,749	6,185,406
Investment in subsidiary	250,000	—

Net cash provided by (used in) financing activities	(503,200)	476,029

Net increase (decrease) in cash	174,895	(29,718)
Effect of exchange rate on changes in cash	—	312,661
Cash – beginning of period	113,130	94,143

Cash – end of period	$288,075	$377,086

Supplemental disclosures
Interest paid	$1,375,421	$434,459

Noncash investing and financing activities
Equipment under capital lease	$6,195,179	$0

Common stock issued under consulting agreement	$20,000	$225,000

Preferred stock dividend – warrants re-priced in redemption	$—	$325,138

Conversion of note receivable to capital expenditure	$500,000

Capitalized interest	$27,679

Obligations under capital lease	$6,195,179	$0

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

Service revenues from third party payors are reported at net realizable amounts. Revenue under third party payor agreements is subject to adjustment. Provisions for estimated third party payor settlements are provided in the period the related services are rendered and are subject to adjustment based on final settlement history. Differences between estimated amounts and accrued and interim and final settlements are reported in operations in the period of settlement. Contractual allowances are $300,000 at December 31, 2003 and June 30, 2003

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (“FIN 46”). FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. FIN 46 also requires disclosure about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and to special purpose entities in the fiscal year or interim period ending after December 15, 2003 and for all other variable interest entities beginning in the first financial reporting period ending after March 15, 2004. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. Our adoption of FIN 46 did not have a material effect on our consolidated financial statements.

NOTE 4 – ACCOUNTS RECEIVABLE

Accounts receivable consist of the following at December 31, 2003 and June 30, 2003:

	December 31, 2003	June 30, 2003
Accounts receivable	$5,544,106	$3,682,147
Less: Allowance for doubtful accounts	(300,000)	(100,000)
Contractual allowance	(300,000)	(300,000)

Accounts receivable, net	$4,944,106	$3,282,147

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31, 2003 and June 30, 2003:

	December 31, 2003	June 30, 2003
Computer equipment	$1,265,771	$1,014,253
Office furniture and fixtures	164,562	164,562
Office equipment	12,752	12,752
Leasehold improvements	128,782	7,071
MI and related equipment	29,215,702	23,023,223

	30,787,569	24,221,861
Less accumulated depreciation and amortization	(10,442,113)	(8,277,473)

	$20,345,456	$15,944,388

Depreciation and amortization expense was $1,179,818 and $2,171,219, respectively for the three months and six months ended December 31, 2003, compared $483,129 and 1,414,619, respectively, for the three months and six months ended December 31, 2002.

NOTE 6— ASSET BASED FINANCING

In May 2003, the Company entered into a $3,200,000 asset-based financing arrangement with a financial institution, which expires on May 12, 2006. The amounts borrowed by the Company under this financing arrangement are used to pay its general operating expenses. Amounts available under the arrangement are limited to approximately 80% of qualified accounts receivable. The balance at December 31, 2003 and June 30, 2003 was $2,569,514 and $1,554,628, respectively. The purchase fee percent is calculated at 0.032% per day.

The Company issued warrants to purchase 10,000 shares of common stock to the financial institution at an exercise price of $0.20 per share, expiring in three years.

Note 7 – Purchase, Sale and Lease Back

On July 23, 2003, the Company entered into an Operating Agreement with two of its directors for the formation and operation of Molecular Imaging Cyclotron LLC, a Delaware limited liability company (“Cyclotron LLC”). Under the terms of the Operating Agreement, the Company purchased 66 2/3 % of the equity of Cyclotron LLC through the assignment of a loan receivable in the amount of $500,000, due from Vital Imaging LLC. The loan receivable carried interest at a rate of 9% per annum and was due on May 12, 2003. On August 15, 2003, Cyclotron LLC completed the purchase of a cyclotron located in San Diego, California from Vital Imaging, Inc. for cash in the amount of $500,000 and the offset of the loan receivable in the amount of $500,000 for a total of $1,000,000 and the assumption of an equipment lease in the amount of $2,123,800. The effective interest rate on this equipment lease is 7.79%.

On August 15, 2003, Cyclotron LLC entered into an Asset Purchase and Lease-Back Agreement (the “UCSD Agreement”) with The Regents of the University of California (the “Regents”) pursuant to which Cyclotron LLC agreed to sell and leaseback the cyclotron and certain related assets to the Regents for a purchase price of $750,000 and the Regents’ assumption of the equipment lease in the amount of $2,123,800. The Company reclassified to property and equipment, a deferred loss recorded on the consolidated balance sheet at September 30, 2003 in the amount of $250,000 representing certain equipment purchased from Vital Imaging, Inc. on July 23, 2003 which was not sold to the Regents under the UCSD Agreement. This change had no impact on previously reported results of operations or stockholders’ equity.

Under the terms of the UCSD Agreement, The Regents also has the right to contribute the cyclotron assets of Cyclotron LLC in exchange for a membership interest in Cyclotron LLC. Cyclotron LLC intends to produce, market and sell FDG and other radiopharmaceuticals to third party providers and users of molecular imaging services, including the Company and its subsidiaries.

On August 15, 2003 Molecular Imaging Sorrento Valley LLC (PET LLC), a Delaware limited liability company and a wholly owned subsidiary of the Company, purchased a PET scanner from Vital Imaging, Inc. for cash in the amount of $400,000.

On August 15, 2003, PET LLC entered into an Asset Purchase and Lease-Back Agreement (the “UCSD Agreement”) with The Regents pursuant to which PET LLC agreed to sell and leaseback the PET scanner and certain related assets to the Regents for a purchase price of $500,000 and the Regents’ assumption of the equipment lease in the amount of $1,976,200. Because the Company consolidates the operations of PET LLC, the Company has a deferred gain on the sale and lease back in the amount of $100,000 and is recognizing the gain over the life of the lease. The effective interest rate on this transaction is 7.79%.

Note 8—Prepaid Rent and Financing Costs

Prepaid rent and financing costs consist of the following at December 31, 2003 and June 30, 2003:

	December 31, 2003	June 30, 2003
Prepaid equipment rent	$1,073,986	$1,073,986
Prepaid financing costs	92,538	127,240

Prepaid rent and financing costs	$1,166,524	$1,201,226

Note 9—Capitalization

Preferred Stock

On January 20, 2000, the Company authorized for issuance ten million (10,000,000) shares of preferred stock having one hundredth of a cent ($0.0001) par value per share. There are no preferred shares issued and outstanding at December 31, 2003.

Common Stock

The Company has authorized for issuance ninety million (90,000,000) shares of common stock, having one hundredth of a cent ($0.0001) par value per share. On December 31, 2003 and June 30, 2003 the Company had 55,806,430 and 55,531,272 shares of common stock issued and outstanding, respectively.

During the six months ended December 31, 2003 the Company issued 224,999 shares of common through the exercise of warrants for cash in the amount of $78,749 and issued 50,159 shares of common stock for payment of services.

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

As of December 31, 2003, the Company has granted options to purchase 3,672,989 shares of common stock, including options granted outside of the 1999 Stock Option Plan to purchase 200,000 shares of common stock, as follows:

	Six Months Ended December 31, 2003		Twelve Months Ended June 30, 2003
	Exercise Price	Number of Shares	Exercise Price	Number of Shares
Beginning of period	$0.17 - $4.63	4,319,157	$0.45 - $4.63	4,082,719
Granted	$0.34	200,000	$0.17 - $0.74	2,343,490
Exercised	—	—	$0.01	(187,500)
Cancelled	$0.17 - $4.63	(846,168)	$0.43 - $3.42	(1,919,542)

End of period	$0.17 - $3.25	3,672,989	$0.17 - $4.63	4,319,157

Vested		2,475,316		2,556,329

The Company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” under which no compensation cost for stock options issued to employees is recognized for the stock option awards granted at or above fair market value. Compensation expense is recognized for stock option awards granted below fair market value with credits recorded from previously recognized expense for grants cancelled by termination of employment. However, during the six months ended December 31, 2003 and 2002 the Company recognized no compensation expense.

Had compensation expense for the Company’s 1999 Stock Option Plan been determined based on fair values at the grant dates for awards under the plan in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation”, the Company’s net income (loss) and income (loss) per share would have been reduced to the following pro forma amounts:

	Three Months Ended December 31,		Six Month Ended December 31,
	2003	2002	2003	2002
Net (loss) income per share - available to common stockholders
As reported	$(1,431,140)	$(382,284)	$(1,839,189)	$699,848
Proforma	$(1,493,889)	$(451,314)	$(1,963,565)	$534,119
Earnings per share - basic
As reported	$(0.03)	$(0.01)	$(0.03)	$0.01
Proforma	$(0.03)	$(0.01)	$(0.04)	$0.01
Earnings per share - diluted
As reported	$(0.03)	$(0.01)	$(0.03)	$0.01
Proforma	$(0.03)	$(0.01)	$(0.04)	$0.01

Weighted Average No. of Shares Outstanding
Basic	55,800,249	53,281,881	55,734,309	53,281,881
Diluted	55,800,249	53,281,881	55,734,309	73,290,615

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
Risk free interest rate	1.98%	3.10%	1.98%	3.10%
Expected life	2.56 years		2.56 years
Expected volatility	1.69%	1.45%	1.69%	1.45%
Expected dividend yield	$—	$—	$—	$—

Warrants

At December 31, 2003 warrants were outstanding to purchase 8,749,328 shares of common stock at exercise prices between $0.20 to $7.00 per share, including warrants to purchase 340,006 shares of common stock which are subject to vesting through December 1, 2007 and the warrants re-priced in connection with the redemption of preferred stock. These warrants expire between October 5, 2003 and December 1, 2008.

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

The Memorandum of Agreement provides for a distribution to the Company of 8.42% of LRC’s net distributable cash flow, until a total of $210,573 has been distributed and then the distribution of 5.05% of net distributable cash flow, subject to future dilution. The Memorandum of Agreement stopped the accrual of interest at June 1, 1999. At the date of the Memorandum of Agreement, the Company canceled $47,447 of accrued interest from the original investment and at December 31, 2003 and 2002 accrued interest on the investment was $10,573. The related shareholder, officer and director personally guarantee the investment.

Loans

On August 23, 2000, the Company received an eight percent (8%) bridge loan from a director and shareholder in the amount of $200,000, with an original due date of October 11, 2000. The loan’s due date has been extended several times and the Company has agreed to make monthly payments of $10,000 per month beginning on January 8, 2002, until paid in full. At December 31, 2003, and June 30, 2003, the loan has a balance of $82,828 and $122,692, respectively

Molecular Imaging Cyclotron LLC

On July 23, 2003, we entered into an Operating Agreement with two of our directors, Jeffrey Rush and Paul Crowe, for the formation and operation of Cyclotron LLC. Under the terms of the Operating Agreement, the Company owns 66 2/3% of the equity of Cyclotron LLC, and Mr. Crowe, Mr. Rush, and a third unaffiliated investor, together own 33 1/2% of the equity of Cyclotron LLC. The Company has contributed $500,000 to Cyclotron LLC and Mr. Crowe and Mr. Rush, together with the unaffiliated third party investor, have contributed an aggregate of $250,000 to Cyclotron LLC. On August 15, 2003, Cyclotron LLC completed the purchase of the cyclotron located in San Diego, California from Vital Imaging, Inc. for $1,000,000 and the assumption of an equipment lease in the amount of approximately $2,100,000. On August 15, 2003, Cyclotron LLC entered into the UCSD Agreement with the Regents pursuant to which Cyclotron LLC agreed to sell and leaseback the cyclotron and certain related assets to the Regents for a purchase price of $750,000 and the Regents assumption of the equipment lease in the amount of approximately $2,100,000. Under the terms of the UCSD Agreement, the Regents also have the right to contribute the cyclotron assets to Cyclotron LLC in exchange for a membership interest in Cyclotron LLC. Cyclotron LLC intends to produce, market and sell FDG and other radiopharmaceuticals to third party providers and users of MI services, including the Company and its subsidiaries.

Note 11—Long Term Debt

Long-term debt at December 31, 2003 and June 30, 2003 consist of the following:

	December 31, 2003	June 30, 2003
Promissory Note with no interest, due in monthly installments of $500, with first payment beginning on February 1, 2002	$8,000	$11,000
Promissory Note with interest at a rate of 11% per annum, due in monthly installments of $2,343, with the First payment beginning on January 1, 2002, with a variable 5% to 1% prepayment penalty	45,926	61,194

	53,926	72,194
Less current portion	(23,976)	(28,481)

Long-term debt, net of current portion	$29,950	$43,713

The maturities of long-term debt for each of the succeeding four years subsequent to December 31, 2003, are as follows:

December 31,
2004	$23,976
2005	27,799
2006	2,151

53,926

Note 12—Commitments

Equipment under capital lease is included in property and equipment as follows:

	December 31, 2003	June 30, 2003
MI scanners and related equipment	$27,091,902	$23,023,223
Cyclotron equipment	2,151,479	—

Less accumulated amortization	(9,799,475)	(8,648,494)

Net capital lease assets	$19,443,906	$14,374,729

The Company leases office space and certain MI equipment under non-cancelable operating leases. The corporate office lease expires in March 2004, the San Diego operating site and cyclotron facility expires in August 2008 and the equipment leases expire through August 2006. Rent expense under these operating leases was $488,354 and $955,294, respectively for the three months and six months ended December 31, 2003, compared to $518,921 and $1,119,129 for the three months and six months ended December 31, 2002.

The Company leases certain other MI equipment under capital leases. The equipment leases expire through January 2008. The Company’s molecular imaging scanning equipment secure the capital leases.

On January 13, 2004, the Company received a Default Letter from Siemens Financial Service, Inc. (“SFS”) and on January 16, 2004, a Final Demand for Payment from GE Healthcare Financial Services (“GE”) for nonpayment of certain obligations under capital lease. As a consequence, long-term obligations under capital lease in the amount of $6,857,497 have been classified as current liabilities. The Company received a waiver of the default from SFS until February 27, 2004 in exchange for an agreement to negotiate a mutually agreeable refinance arrangement. In addition, the Company received a retraction of the final demand for payment from GE on February 10, 2004.

NOTE 13 – RETIREMENT PLAN

On August 1, 2001, the Company established a defined contribution plan covering substantially all of its employees. Participation is limited to all regular employees who meet specific age and service requirements. The Company made no contributions during the three months and six months ended December 31, 2003.

NOTE 14 – CONCENTRATIONS OF CREDIT RISK

The Company maintains cash with various major financial institutions in excess of the Federal Deposit Insurance Corporation limits. The Company continually monitors its position with the financial institutions and management believes the risk of incurring losses related to this credit risk is remote.

NOTE 15 – SEGMENT INFORMATION

The Company’s principal business is providing molecular imaging services to hospitals and other health care providers on a fixed or mobile-shared user basis within the United States.

In August of 2003, a subsidiary of the Company acquired a cyclotron facility located in San Diego, California. A cyclotron is used to produce radiopharmaceuticals such as Fluorine-18, Nitrogen-13, Oxygen-15 and Flurodeoxyglucose (“FDG”), which are some of the radiopharmaceuticals used for MI procedures. FDG is the primary radiopharmaceutical that is injected into a patient before a MI procedure. There were no sales of radiopharmaceuticals to third parties during the three months and six months ended December 31, 2003.

NOTE 16 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company’s continued existence is dependent upon its ability to resolve its liquidity problems, principally by obtaining additional equity capital and by refinancing existing obligations under capital lease. While pursuing additional equity and refinancing existing obligations, the Company must continue to operate on limited cash flows generated internally. The Company experienced a net loss for the six months ended December 31, 2003 of $1,839,189 (unaudited) compared to a net loss from continuing operations for the six months ended December 31, 2002 of $1,204,258 (unaudited) and has an accumulated deficit of $27,606,163 (unaudited) that raise substantial doubt about its ability to continue as a going concern.

We have an immediate need to raise additional capital to sustain our operations. In addition, we will be required to raise additional capital to add or acquire additional mobile units or stationary sites. We are actively exploring various financing alternatives. Management has recently met with and had discussions with numerous financing sources and investment banking companies that have expressed an interest in investing in, or raising money for, the Company. The Company has received several non-binding term sheets as a result of these discussions, and has executed a non-binding term sheet with a third party investment bank for the sale of $3 million of preferred stock of the Company. Pursuant to the terms of the financing documents entered into between the Company and Dragon Nominees Limited (“Dragon”) in July of 2002, Dragon has notified the Company that it intends to purchase all of the securities described in the term sheet. The Company has provided the required financing documents to Dragon. Dragon has notified the Company that it does not consider itself to be contractually bound to purchase the securities. The Company believes Dragon is contractually bound to purchase the securities and the Company is evaluating its alternatives under the July 2002 financing documents with Dragon. While we will continue to work towards completing a financing with Dragon, and pursue other financing alternatives, there can be no assurance as to whether, when, or upon what terms Dragon will close this financing, or as to whether, when, or upon what terms any additional debt or equity financing will be available to the Company.

During the second quarter the Company had an increase in operating expenses and in increase in the amount of outstanding accounts receivable. As a result, the Company has less cash to pay its operating expenses. The amount of trade payables increased over the second quarter and the Company has become overdue on payments to some of its critical suppliers of equipment and radio-pharmeceuticals (“FDG”). In January of 2004, Siemens Financial Services, Inc. (“Siemens”) notified the Company that is was in default under its leasing contracts (the “Siemens Leases”) with Siemens as a result of overdue payments in the amount of $1,193,452. The Siemens Leases cover nine molecular imaging scanners and related equipment operated by the Company. Also in January of 2004, GE Healthcare Financial Services, Inc. (“GE”) provided a final demand for payment to the Company for overdue payments in the amount of $839,691 under the leasing contracts (the “GE Leases”) between GE and the Company. The GE Leases cover six molecular imaging scanners and related equipment operated by the Company.

The Company has had separate ongoing discussions with both Siemens and GE to attempt to restructure the payment schedules and permit the Company to meet its obligations. As a result of these discussions with Siemens and GE, and the Company’s execution of a term sheet for a financing, Siemens agreed to lift the default status on the Siemens Leases and GE withdrew its final demand for payment. In lifting the default status, Siemens has also agreed to negotiate with the Company to reach a mutually agreeable refinancing arrangement by not later than February 27, 2004 that, if consummated, would include some cash payments to Siemens for overdue amounts. GE has also agreed to have discussions with the Company to enter into negotiations to reach a mutually agreeable refinancing arrangement to allow the Company to meet its obligations. The Company believes it will be able to restructure the Siemens Leases and GE Leases to resolve the overdue amounts and allow the Company to meet its obligations going forward. However, there can be no assurance that the Company will be able to restructure the Siemens Leases or the GE Leases. Should the Company be unable to restructure the Siemens Leases or GE Leases, the Company would likely become in default under such leases. In the event of such a default, Siemen’s and GE would have the right to terminate the Siemens Leases and GE Leases, respectively; repossess the molecular imaging equipment operated by the Company under the leases; and demand payment for all costs and expenses related to repossessing and reselling the equipment. A default under the Siemens Leases and GE Leases would also result in a default under the three molecular imaging equipment leases assigned to Ascendant PET Partners-I, LLC (“PET Partners”) in May of 2003. In the event of such a default, PET Partners would also be entitled to repossess the equipment and demand payment for costs and expenses. The Company generates substantially all of its revenue from the operation of the molecular imaging equipment under these leases. The repossession of all or a portion of this molecular imaging equipment would result in the Company’s inability to generate further revenues and, therefore, would have a material adverse affect on the Company’s operations and its ability to continue as a going concern.

NOTE 17 – SUBSEQUENT EVENTS

In October 2003 the Company entered into a definitive agreement with at third party to purchase an MI scanner and related assets located in Houston, Texas. The total purchase price of the assets was $200,000 and an equity ownership interest in the subsidiary of the Company that has been established to operated the MI scanner. Under the terms of the definitive agreement, the Company paid the third party $50,000 of the purchase price, and agreed to pay the remaining $150,000 of the purchase price upon the first to occur of the accomplishment of certain events relating to the purchase or February 7, 2004. In January 2003 the third party declared bankruptcy and became unable to perform under the definitive agreement. In February 2004, the Company terminated the definitive agreement and demanded repayment of the $50,000 paid towards the purchase price. The Company wrote off the $50,000 deposit in the quarter ended December 31, 2003 as a result.

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

We have a stationary MI imaging facility in San Diego, California that is owned by our subsidiary, Molecular Imaging Sorrento Valley, LLC (“Sorrento Valley LLC”), and is managed by the Company. The center is operated with the University of California, San Diego (“UCSD”) as the “University of California, San Diego Center For Molecular Imaging.” The UCSD School of Medicine radiology faculty provides all clinical patient support services at the center and the Company manages the business operations of the center. The facility is intended to serve the UCSD healthcare patient population and the greater San Diego metropolitan area. We also have a stationary MI imaging center in St. Petersburg, Florida to serve the patient population of Tampa—St. Petersburg. This center is operated by the Company under an operating agreement with a third party where patient scheduling, physician education and professional services are rendered through an independent imaging center operator and professional radiology group.

We also operate a cyclotron facility in San Diego, California. A cyclotron is used to produce radiopharmaceuticals such as Fluorine-18, Nitrogen-13, Oxygen-15 and Flurodeoxyglucose (“FDG”), which are some of the radiopharmaceuticals used for MI procedures. FDG is the primary radiopharmaceutical that is injected into a patient before a MI procedure. Abnormal concentrations of FDG can indicate areas of malignancies. In conjunction with UCSD, the Company plans to use the cyclotron in future research programs for the development of other radioisotopes that may be useful in the fields of neuroscience and cardiology. We believe that the vertical integration of the cyclotron will offer significant commercial benefits for our existing physician and hospital customer base in Southern California and provide us with a competitive advantage.

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

Results of Operations

Three Months Ended December 31, 2003

Service revenues for the three months ended December 31, 2003 were $5,590,815, compared to service revenues for the three months ended December 31, 2002 of $5,059,366. Our cost of service revenues for the three months ended December 31, 2003 were $3,491,151, compared to $3,062,309 for the three months ended December 31, 2002. The difference in service revenues is largely attributable to eighteen mobile units and two stationary facilities being deployed during the three months ended December 31, 2003, as compared to only eighteen mobile units being deployed during the three months ended December 31, 2002. This difference in service revenues is also attributable to the addition of our MI/CT system, and better utilization of each existing unit. The cost of service revenues represents salaries paid to technologists and drivers, system maintenance, transportation and insurance on our mobile MI systems.

The gross profit percentage decreased from 39.5% for the three months ended December 31, 2002, to 37.6% for the three months ended December 31, 2003, primarily for the following reasons:

Gross profit percentage for the three months ended December 31, 2002	39.5%
Personnel costs	1.5
Depreciation expense	(4.9)
Capital equipment rental	2.1
Capital equipment service contracts and repairs	3.2
FDG (glucose injection)	(4.2)
Other	.4
Gross profit percentage for the three months ended December 31, 2003	37.6

Our personnel costs decreased as we better managed this resource. Depreciation expense increased in the three months ended December 31 2003, mainly due to the addition of the MI/CT unit, plus the two stationary facilities. Equipment rental costs decreased mainly due to the transfer of one rental unit to a leased vehicle in January 2003. Our cost of capital equipment service contracts and repairs decreased during the three months ended December 31, 2003 over the three months ended December 31, 2002 due to the termination of certain maintenance contracts that were replaced with time and materials service. Our FGD (glucose injections) costs increased as we opened more IDTF sites and fixed sites.

Selling and marketing expenses increased by 49.4% from $465,692 for the three months ended December 31, 2002, to $695,969 for the three months ended December 31, 2003. This increase was due mainly to a reduction in co-op marketing credits made available from equipment manufacturers based on our equipment purchases last year.

General and administrative expenses increased by 39.6% from $1,474,804 for the three months ended December 31, 2002, to $2,000,238 for the three months ended December 31, 2003. This increase was due mainly to costs associated with the cyclotron facility purchased last quarter that were classified as general and administrative expenses until the cyclotron is put into full production; an increase associated with the addition of our fixed sites; an increase in the allowance for doubtful accounts; the write off of a deposit made on the Houston facility after the seller declared bankruptcy and the asset purchase agreement was terminated; and the increased costs of insurance. These increases were partially offset by savings in accounting and administrative salaries.

Our net income from operations decreased from $56,561 for the three months ended December 31,2002, to a loss of $598,543 for the three months ended December 31, 2003. This decrease was mainly due to the increased costs described in the sales marketing, general and administration section above.

Interest expense increased from $434,788 for the three months ended December 31, 2003, to $890,142 for the three months ended December 31, 2003. This increase was a result of increased equipment under capital leases and the additional borrowing on our line of credit with Meridian.

Six Months Ended December 31, 2003

Service revenues for the six months ended December 31, 2003 were $11,215,052, compared to service revenues for the six months ended December 31, 2002 of $9,611,695. Our cost of service revenues for the six months ended December 31, 2003 were $6,963,169, compared to $6,121,587 for the three months ended December 31, 2002. The difference in service revenues is largely attributable to eighteen mobile units and two stationary facilities being deployed during the three months ended December 31, 2003, as compared to only eighteen mobile units being deployed during the three months ended December 31, 2002. This difference in service revenues is also attributable to the addition of our MI/CT system, and better utilization of each existing unit. The cost of service revenues represents salaries paid to technologists and drivers, system maintenance, transportation and insurance on our mobile MI systems.

The gross profit percentage increased from 36.3% for the six months ended December 31, 2002 to 37.9% for the six months ended December 31, 2003 primarily for the following reasons:

Gross profit percentage for the three months ended December 31, 2002	36.3%
Personnel costs	1.1
Depreciation expense	(4.1)
Capital equipment rental	3.5
Capital equipment service contracts and repairs	3.1
FDG (glucose injections)	(2.7)
Other	.7
Gross profit percentage for the three months ended December 31, 2003	37.9%

Our personnel costs decreased as we better managed this resource. Depreciation expense increased in the six months ended December 31, 2003, mainly due to the addition of the MI/CT unit, plus the two stationary facilities. Equipment rental costs decreased mainly due to the transfer of one rental unit to a leased vehicle in January 2003. Our cost of capital equipment service contracts and repairs decreased during the six months ended December 31, 2003 over the six months ended December 31, 2002 due to the termination of certain maintenance contracts that were replaced with time and materials service. Our FGD (glucose injections) costs increased as we opened more IDTF sites and fixed sites.

Selling and marketing expenses increased by 11.4% from $968,033 for the six months ended December 31, 2002, to $1,078,363 for the six months ended December 31, 2003. This increase was due mainly to a reduction in co-op marketing credits made available from equipment manufacturers based on our equipment purchases last year and an increase travel costs.

General and administrative expenses increased by 18.3% from $2,957,031 for the six months ended December 31, 2002, to $3,502,837 for the six months ended December 31, 2003. This increase was due mainly to costs associated with the cyclotron facility purchased last quarter that were classified as general and administrative expenses until the cyclotron is put into full production; an increase associated with the addition of our fixed sites; an increase in the allowance for doubtful accounts; the write off of a deposit made on the Houston facility after the seller declared bankruptcy and the asset purchase agreement was terminated; and the increased costs of insurance. These increases were partially offset by savings in accounting and administrative salaries.

Our net loss from operations decreased from $434,956 for the six months ended December 31, 2002 to a loss of $329,317 for the six months ended December 31, 2003. This decrease was due mainly to the increased revenue and improvement in the gross margin percentage. Sales marketing, general and administration expense remained constant as a percentage of sales despite spending increases described above.

Interest expense increased from $872,247 for the six months ended December 31, 2003 to $1,571,523 for the six months ended December 31, 2003 as a result of increased equipment under capital leases and the additional borrowing on our line of credit with Meridian.

Net cash provided by (used in) operating activities for the six months ended December 31, 2003 increased to a positive $671,001 from a negative ($2,003,756) for the six months ended December 31, 2003, 2002. This change was mainly attributable to the increase in accounts payable and borrowing under our receivables borrowing facility offset by an increase in accounts receivable.

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

One measure that management uses to evaluate our progress is average revenues per weekday for all units. We calculate average revenues per weekday for all units by dividing total weekday revenues by the number of weekdays in the relevant period, excluding holidays. We exclude Saturdays from this calculation since not all of our units are scheduled for Saturday service, and we exclude Sundays from this calculation since none of our units are scheduled for Sunday service. For reasons described above, for the six months ended December 31, 2003, our average revenues per weekday for all units increased by 15% to approximately $87,618, from average revenues per weekday for all units of approximately $76,283 for the six months ended December 31, 2002. Our future revenues will principally be a function of the number of operating units in service, the volume of patient procedures and the fees earned per procedure.

We generate substantially all our revenues from our service agreements with hospitals and other health care providers. We have historically had a satisfactory record of account collections. However, there can be no assurance that this trend will continue, and our outstanding accounts receivable increased over the second quarter. Accordingly, we have increased our allowance for un-collectable accounts receivable. Lower reimbursement by public and private insurers may also impact the revenues we can generate from our operations. There can be no assurance that we will be able to maintain or increase the number of patient procedures or that our allowances for doubtful accounts receivable will be sufficient.

Since our inception we have incurred significant losses. Through December 31, 2003, we have an accumulated deficit of ($27,606,163), which we have financed primarily through equity sales. For the six months ended December 31, 2003, we recognized a loss from continuing operations of ($1,839,189), compared to losses from continuing operations of ($1,204,258) for the six months ended December 31, 2002. The loss from continuing operations of ($1,839,189) for the six months ended December 31, 2003 includes the following increased costs which were not incurred by the Company during the six months ended December 31, 2002; the amount of $216,398 of increased interest expense relating to our borrowing facility, $274,945 of increased expenses relating to the additional capital equipment lease for our new MI/CT unit added in July of 2003, and $251,310 of costs associated with the cyclotron system, which will allow us to produce FDG in the future

Subject to obtaining additional financing, we are also seeking to deploy additional mobile units or stationary sites, which will reduce per unit operating costs. However, we can give no assurances that we will be able to deploy such additional units or sites, or that the deployment of such additional units or sites would reduce our per unit operating costs. As a result, in order to achieve sustained profitability from operations, we will need to continue to increase revenues and effectively manage our operating overhead.

Liquidity and Capital Resources

At December 31, 2003, our total assets were $27,629,034, compared to $21,788,908 at June 30, 2003. The increase was primarily the result of adding one mobile unit, transferring one mobile unit to a stationary facility and adding another stationary facility and the cyclotron, offset by the sale of assets from the London PET Centre Ltd in July 2002. Our current assets at December 31, 2003 totaled $5,779,358, and our current liabilities were $12,957,182, compared to current assets of $3,805,598 and current liabilities of $8,434,193 at June 30, 2003. Our current liabilities exceed current assets because, under Generally Accepted Accounting Principles, we are required to record as a current liability our capital lease obligations due within the next twelve months. As discussed in Note 12—Commitments, several of our units are also financed under non-cancelable operating leases that are not recorded as liabilities until the monthly payment is due. Our current assets, on the other hand, include only those accounts receivable that are outstanding from service revenues recognized and typically represent 30 to 60 days of service revenues.

Shareholders’ equity decreased to $2,009,304 at December 31, 2003, from $3,749,744 at June 30, 2003, due primarily to the net loss of ($1,839,189).

We have an immediate need to raise additional capital to sustain our operations. In addition, we will be required to raise additional capital to add or acquire additional mobile units or stationary sites. We are actively exploring various financing alternatives. Management has recently met with and had discussions with numerous financing sources and investment banking companies that have expressed an interest in investing in, or raising money for, the Company. The Company has received several non-binding term sheets as a result of these discussions, and has executed a non-binding term sheet with a third party investment bank for the sale of $3 million of preferred stock of the Company. Pursuant to the terms of the financing documents entered into between the Company and Dragon Nominees Limited (“Dragon”) in July of 2002, Dragon has notified the Company that it intends to purchase all of the securities described in the term sheet. The Company has provided the required financing documents to Dragon. Dragon has notified the Company that it does not consider itself to be contractually bound to purchase the securities. The Company believes Dragon is contractually bound to purchase the securities and the Company is evaluating its alternatives under the July 2002 financing documents with Dragon. While we will continue to work towards completing a financing with Dragon, and pursue other financing alternatives, there can be no assurance as to whether, when, or upon what terms Dragon will close this financing, or as to whether, when, or upon what terms any additional debt or equity financing will be available to the Company.

During the second quarter the Company had an increase in operating expenses and in increase in the amount of outstanding accounts receivable. As a result, the Company has less cash to pay its operating expenses. The amount of trade payables increased over the second quarter and the Company has become overdue on payments to some of its critical suppliers of equipment and radio-pharmeceuticals (“FDG”). In January of 2004, Siemens Financial Services, Inc. (“Siemens”) notified the Company that is was in default under its leasing contracts (the “Siemens Leases”) with Siemens as a result of overdue payments in the amount of $1,193,452. The Siemens Leases cover nine molecular imaging scanners and related equipment operated by the Company. Also in January of 2004, GE Healthcare Financial Services, Inc. (“GE”) provided a final demand for payment to the Company for overdue payments in the amount of $839,691 under the leasing contracts (the “GE Leases”) between GE and the Company. The GE Leases cover six molecular imaging scanners and related equipment operated by the Company.

The Company has had separate ongoing discussions with both Siemens and GE to attempt to restructure the payment schedules and permit the Company to meet its obligations. As a result of these discussions with Siemens and GE, and the Company’s execution of a term sheet for a financing, Siemens agreed to lift the default status on the Siemens Leases and GE withdrew its final demand for payment. In lifting the default status, Siemens has also agreed to negotiate with the Company to reach a mutually agreeable refinancing arrangement by not later than February 27, 2004 that, if consummated, would include some cash payments to Siemens for overdue amounts. GE has also agreed to have discussions with the Company to enter into negotiations to reach a mutually agreeable refinancing arrangement to allow the Company to meet its obligations. The Company believes it will be able to restructure the Siemens Leases and GE Leases to resolve the overdue amounts and allow the Company to meet its obligations going forward. However, there can be no assurance that the Company will be able to restructure the Siemens Leases or the GE Leases. Should the Company be unable to restructure the Siemens Leases or GE Leases, the Company would likely become in default under such leases. In the event of such a default, Siemen’s and GE would have the right to terminate the Siemens Leases and GE Leases, respectively; repossess the molecular imaging equipment operated by the Company under the leases; and demand payment for all costs and expenses related to repossessing and reselling the equipment. A default under the Siemens Leases and GE Leases would also result in a default under the three molecular imaging equipment leases assigned to Ascendant PET Partners-I, LLC (“PET Partners”) in May of 2003. In the event of such a default, PET Partners would also be entitled to repossess the equipment and demand payment for costs and expenses. The Company generates substantially all of its revenue from the operation of the molecular imaging equipment under these Leases. The repossession of all or a portion of this molecular imaging equipment would result in the Company’s inability to generate further revenues and, therefore, would have a material adverse affect on the Company’s operations and its ability to continue as a going concern.

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

Our substantial indebtedness has restricted our operations and made us more vulnerable to adverse economic conditions.

We are a highly leveraged company and our substantial indebtedness has had important consequences. For example, our indebtedness:

•	makes it more difficult for us to satisfy our obligations to our creditors;

•	requires us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and acquisitions and for other general corporate purposes;

•	increases our vulnerability to economic downturns and competitive pressures in our industry;

•	places us at a competitive disadvantage compared to our competitors that have less debt in relation to cash flow; and

•	limits our flexibility in planning for, or reacting to, changes in our business and our industry.

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

Our future revenues and profitability depend in part on our ability to demonstrate to hospitals the potential cost and performance advantages of the MI and MI/CT system over traditional diagnostic imaging systems. Our ability to achieve sustained profitability in the future will depend in part on our ability to successfully market and sell MI services on a wide scale. If we are unable to do so, we will be unable to achieve sustained profitability from operations.

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

Our available short-term assets and investment income are insufficient to meet our operating expenses and capital expenditures through the current fiscal year. We do not know if additional financing will be available when needed, or if it is available, if it will be available on acceptable terms. Insufficient funds may prevent us from implementing our business strategy or may require us to delay, scale back or eliminate certain contracts for the provision of MI services.

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

We depend on a small number of suppliers, the loss of which would adversely affect our business.

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

Upon expiration of our clients’ contracts, we are subject to the risk that clients will cease using our MI systems and purchase or lease their own MI systems, use our competitors’ MI systems or rely on alternate imaging technologies. Approximately forty-four percent of our client contracts expire in 2004, twenty-eight percent in 2005, and twenty-eight percent in 2006/2007. Moreover, approximately one-third of our client contracts permit the client, upon typically 180 days notice, to terminate the contract “without cause,” and approximately two-thirds of our client contracts permit the client, upon typically 180 days notice, to terminate the contract if the client obtains a fixed site for a MI system. In addition, a portion of our contracts do not have minimum usage requirements.

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

We depend to a considerable degree on a limited number of key personnel. The loss of the services of key personnel could harm our business. Our success will also depend, among other factors, on the successful recruitment and retention of qualified business development, education, marketing, and technological personnel. It is impossible to predict the availability of qualified sales persons and technologists or the compensation levels that will be required to hire them. In particular, there is a very high demand for qualified MI technologists who are necessary to operate our systems. We may not be able to hire or retain a sufficient number of MI technologists, and we may be required to pay higher salaries to our MI technologists, which would increase our expenses. The loss of the services of any member of our senior management or our inability to hire or retain qualified sales persons and skilled technologists at economically reasonable compensation levels could adverse affect our ability to operate and grow our business.

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

We have a very limited operating history with respect to the cyclotron.

We completed the purchase of the cyclotron in August of 2003 and have a very limited operating history with respect to the cyclotron. Although our officers and employees have substantial business experience in the MI industry and the healthcare industry generally, and we plan to employ and retain skilled and qualified employees consultants and/or pharmaceutical delivery companies to assist us with the day-to-day operation of the cyclotron and delivery of FDG, there can be no assurances that our cyclotron operations will be successful. The operation of the cyclotron and delivery of FDG is also subject to local, state and federal licensing and permitting requirements. Although we have retained a consultant to assist us with this licensing and permitting, and anticipate contracting with a third party for the delivery of the FDG, any failure to maintain these licenses and permits, or obtain such third party agreements upon terms favorable to the Company, or at all, could have a material adverse impact on our operations.

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

Changes in Securities.

On July 28, 2003, the Company entered into a Business Advisory and Financial Consulting Services Agreement (the “Agreement”) with Ascendiant Capital Group, LLC (“Ascendiant”) pursuant to which Ascendiant agreed to provide certain financial advisory and consulting services to the Company. The services provided by Ascendiant under the Agreement were concluded in December of 2003 and the Agreement was terminated. Pursuant to the terms of the Agreement, the Company agreed to compensate Ascendiant for each month of service provided by Ascendiant in shares of the Company’s common stock (the “Engagement Shares”). The number of Engagement Shares issued to Ascendiant for each month of service was determined by dividing $10,000.00 by the average closing price of our common stock over the period of such month; provided, however, in no event was the number of Engagement Shares to exceed 35,000 shares per month. In January 2004 the Company issued a total of 59,371 shares of its common stock to Ascendiant under the terms of the Agreement for the months of October, November and December of 2003. The Company has no further obligations to Ascendiant under the Agreement. The Engagement Shares were issued in reliance upon Section 4(2) of the Securities Act of 1933, as amended (the “Act”).

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit 31.1—Certification of Paul J. Crowe, Chief Executive Officer

Exhibit 31.2—Certification of Dennis M. Mulroy, Chief Financial Officer

Exhibit 32—Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 10.59—Notice from Dragon Nominees Limited Regarding Its Election To Purchase Securities

(b) Reports on Form 8-K

Form 8-K was filed with the SEC on October 6, 2003 regarding a press release dated October 2, 2003 announcing the unaudited revenues of the Company for the first quarter ended September 30, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOLECULAR IMAGING CORPORATION a Delaware corporation

By:	/s/ DENNIS M. MULROY

Dennis M. Mulroy, Chief Financial Officer

Date: February 17, 2004