Form 10QSB
period 2004-03-31
MOLECULAR IMAGING CORP
filed 2004-05-17
CIK 1097181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

(619) 226-6738

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

There were 55,866,801 shares outstanding of the issuer’s Common Stock as of May 12, 2004.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

MOLECULAR IMAGING CORPORATION AND SUBSIDIARIES

For the quarterly period ended March 31, 2004

MOLECULAR IMAGING CORPORATION

Formerly MOBILE PET SYSTEMS, INC.

Consolidated Balance Sheets

	March 31, 2004	June 30, 2003
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$172,777	$113,130
Accounts receivable, net of allowance for doubtful accounts of $238,775 and $100,000 respectively,	4,803,863	3,282,147
Prepaid expenses	368,840	406,980
Deposits and other assets	125,292	3,341

Total current assets	5,470,772	3,805,598
Property and equipment, net	19,208,968	15,944,388
Other assets
Accrued interest receivable	10,573	10,573
Due from London Radiosurgical Centre, Ltd	127,123	127,123
Subordinated equity participation	200,000	200,000
Loan receivable	—	500,000
Prepaid rent and financing costs	1,149,173	1,201,226

Total assets	$26,166,609	$21,788,908

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$3,781,322	$1,494,450
Asset backed financing facility	2,004,210	1,554,628
Current portion of note payable	30,413	28,481
Loan payable to related parties	82,829	122,692
Accrued and other liabilities	422,024	420,471
Obligations under capital lease - current	12,419,221	4,813,471

Total current liabilities	18,740,019	8,434,193
Noncurrent liabilities
Obligations under capital lease	5,750,839	9,561,258
Long-term debt	20,738	43,713
Deferred Gain	97,368	—

Total liabilities	24,608,964	18,039,164
Minority interest	96,230	—
Stockholders’ equity
Common stock; $0.0001 par value; 90,000,000 shares authorized; 55,865,801 and 55,531,272 shares issued and outstanding at March 31, 2004 and June 30,2003, respectively	5,587	5,554
Additional paid in capital	29,928,643	29,511,164
Accumulated deficit	(28,472,815)	(25,766,974)

Total stockholders’ equity	1,461,415	3,749,744

Total liabilities and stockholders’ equity	$26,166,609	$21,788,908

See accompanying notes.

MOLECULAR IMAGING CORPORATION

Formerly MOBILE PET SYSTEMS, INC.

Consolidated Statement of Operations

For the Three and Nine Months Ended March 31, 2004 and 2003

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
Service revenues	$5,305,609	$5,650,896	$16,520,661	$15,262,591
Cost of service revenues	3,377,709	3,141,296	10,340,878	9,262,883

Gross profit	1,927,900	2,509,600	6,179,783	5,999,708
Expenses
Selling and marketing	408,161	385,981	1,263,825	1,354,014
General and administrative	1,775,328	1,534,882	5,500,864	4,491,913

Total expenses	2,183,489	1,920,863	6,764,689	5,845,927

Income, (loss) from operations	(255,589)	588,737	(584,906)	153,781
Other income (expense)
Other income (expense)	(5,696)	(20,165)	(21,001)	82,780
Interest expense	(682,180)	(506,651)	(2,253,704)	(1,378,898)

Total other income (expense)	(687,876)	(526,816)	(2,274,705)	(1,296,118)

Loss from continuing operations before provision for income taxes and minority interest	(943,465)	61,921	(2,859,611)	(1,142,337)
Provision for income taxes	—	—	—	—
Minority interest	76,814		153,770

Loss from continuing operations	(866,651)	61,921	(2,705,841)	(1,142,337)
Income(loss) from discontinued operations (including a $2,219,300 gain on the sale for the nine months ended March 31, 2003)	—	—	—	2,224,644

Net Income (loss)	(866,651)	61,921	(2,705,841)	1,082,307
Preferred stock dividend	—	—	—	320,538

Net loss - available to common shareholders	$(866,651)	$61,921	$(2,705,841)	$761,769

Loss per share from continuing operations - basic	$(0.02)	$0.00	$(0.05)	$(0.02)

Income per share from discontinued operations - basic				$0.04

Net income (loss) per share available to common shareholders - basic	$(0.02)	$0.00	$(0.05)	$0.01

Loss per share from continuing operations - diluted	$(0.02)	$0.00	$(0.05)	$(0.02)

Income (loss) per share from discontinued operations - diluted				$0.04

Net income (loss) per share available to common shareholders - diluted	$(0.02)	$0.00	$(0.05)	$0.01

See accompanying notes.

MOLECULAR IMAGING CORPORATION

Formerly MOBILE PET SYSTEMS, INC.

Consolidated Statements of Changes in Stockholders’ Equity

For the nine months ended March 31, 2004 (Unaudited) and the year ended June 30, 2003 (Audited)

	Common Stock		Additional Paid In Capital	Accumulated Deficit	Foreign Currency Translation Adjustment	Total Stockholders’ Equity
	Shares	Amount
Balance - June 30, 2002	44,966,267	$4,497	$22,852,226	$(26,410,567)	$(312,661)	$(3,866,505)
Common Stock issued in private placement, net of offering costs	9,821,429	982	6,184,424			6,185,406
Preferred stock redemption - common stock surrendered	(374,000)	(37)	37			—
Preferred stock redemption - dividend				(297,362)		(297,362)
Repriced warrants			23,176	(23,176)		—
Common Stock issued for services	930,076	93	344,907			345,000
Common stock issued through the exercise of options	187,500	19	(19)			—
Options and warrants issued as compensation and for services			106,413			106,413
Net Income				964,131		964,131
Foreign currency translation adjustment					312,661	312,661

Balance June 30, 2003	55,531,272	5,554	29,511,164	(25,766,974)	—	3,749,744
Common stock issued through the exercise of warrants	224,999	22	78,727			78,749
Common stock issued for consulting fees	109,530	11	49,989			50,000
Section 16(b) Shareholder Short Swing Profits			288,763			288,763
Net loss				(2,705,841)		(2,705,841)

Balance March 31, 2004	55,865,801	$5,587	$29,928,643	$(28,472,815)	—	$1,461,415

See accompanying notes.

MOLECULAR IMAGING CORPORATION

Formerly MOBILE PET SYSTEMS, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended March 31,
	2004	2003
Cash flows from operating activities
Net (loss) income	$(2,705,841)	$1,082,307
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities
Depreciation and amortization	3,317,140	2,260,975
Noncash stock options and warrants (credit) charge	—	28,368
Common stock issued for services	50,000	345,000
Gain on sale of discontinued subsidiaries	—	(2,219,300)
Gain on sale and lease back	100,000	—
Minority interest in loss of subsidiary	(153,770)	—
(Increase) decrease in operating assets
Accounts receivable	(1,521,716)	(349,820)
Due from London Radiosurgical Center, LTD	—	2,194
Prepaid expenses	38,140	(210,049)
Prepaid rent and financing costs	52,053	—
Deposits and other assets	(121,951)	154,002
Restricted cash	—	5,392
Cash of discontinued subsidiaries	—	(37,574)
Increase (decrease) in operating liabilities
Accounts payable	2,286,872	(1,561,199)
Accrued and other liabilities	1,553	(491,884)
Deferred gain	(2,632)	—

Net cash provided by (used in) operating activities	1,339,848	(991,588)
Cash flows from investing activities
Capital expenditures	(1,258,862)	(160,538)
Proceeds from sale of capital assets	1,250,000	(250,000)
Proceeds from sale of discontinued subsidiaries	—	1,884,917

Net cash provided by (used in) investing activities	(8,862)	1,474,379
Cash flows from financing activities
Asset backed financing facility, net	449,582	—
Proceeds from loan	(60,906)	(402,284)
Payments on obligations under capital lease	(2,277,527)	(3,261,464)
Preferred stock redeemed	—	(3,284,072)
Common stock issued	78,749	6,185,406
Short swing profits from shareholder	288,763	—
Investment in subsidiary	250,000	—

Net cash provided by (used in) financing activities	(1,271,339)	(762,414)

Net increase (decrease) in cash	59,647	(279,623)
Effect of exchange rate on changes in cash	—	312,661
Cash - beginning of period	113,130	94,143

Cash - end of period	$172,777	$127,181

Supplemental disclosures
Interest paid	$2,072,169	$1,378,898

Noncash investing and financing activities
Equipment under capital lease	$6,195,179	$4,057,414

Common stock issued under consulting agreement	$50,000	$345,000

Preferred stock dividend - warrants re-priced in redemption	$—	$320,538

Conversion of note receivable to capital expenditure	$500,000	$—

Capitalized interest	$27,679	$—

Obligations under capital lease	$6,195,179	$4,057,414

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

Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the Form 10-KSB/A for the fiscal year ended June 30, 2003.

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

Service revenues from third party payors are reported at net realizable amounts. Revenue under third party payor agreements is subject to adjustment. Provisions for estimated third party payor settlements are provided in the period the related services are rendered and are subject to adjustment based on final settlement history. Differences between estimated amounts and accrued and interim and final settlements are reported in operations in the period of settlement. Contractual allowances are $300,000 at March 31, 2004 and June 30, 2003.

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable consist of the following at March 31, 2004 and June 30, 2003:

	March 31, 2004	June 30, 2003
Accounts receivable	$5,342,638	$3,682,147
Less: Allowance for doubtful accounts	(238,775)	(100,000)
Contractual allowance	(300,000)	(300,000)

Accounts receivable, net	$4,803,863	$3,282,147

NOTE 4 – ASSET BASED FINANCING

In May 2003 the Company entered into a $3,200,000 asset-based financing arrangement with a financial institution, which expires on May 12, 2006. The amounts borrowed by the Company under this financing arrangement are used to pay its general operating expenses. Amounts available under the arrangement are limited to approximately 85% of qualified accounts receivable following an amendment dated May 1, 2004. The balance at March 31, 2004 and June 30, 2003 was $2,004,210 and $1,554,628, respectively. The purchase fee percent is calculated at 0.032% per day.

In May 2003 the Company issued warrants to purchase 10,000 shares of common stock to the financial institution at an exercise price of $0.20 per share, expiring in three years.

Note 5 – Purchase, Sale and Lease Back

On July 23, 2003 the Company entered into an Operating Agreement with two of its directors for the formation and operation of Molecular Imaging Cyclotron LLC, a Delaware limited liability company (“Cyclotron LLC”). Under the terms of the Operating Agreement, the Company purchased 66 2/3 % of the equity of Cyclotron LLC through the assignment of a loan receivable in the amount of $500,000, due from Vital Imaging LLC. The loan receivable carried interest at a rate of 9% per annum and was due on May 12, 2003. On August 15, 2003 Cyclotron LLC completed the purchase of a cyclotron located in San Diego, California from Vital Imaging, Inc. for cash in the amount of $500,000 and offset of the loan receivable in the amount of $500,000 for a total of $1,000,000 and the assumption of an equipment lease in the amount of $2,123,800. The effective interest rate on this equipment lease is 7.79%.

On August 15, 2003 Cyclotron LLC entered into an Asset Purchase and Lease-Back Agreement (the “UCSD Agreement”) with The Regents of the University of California (the “Regents”) pursuant to which Cyclotron LLC agreed to sell and leaseback the cyclotron and certain related assets to the Regents for a purchase price of $750,000 and the Regents’ assumption of the equipment lease in the amount of $2,123,800. The Company reclassified to property and equipment, a deferred loss recorded on the consolidated balance sheet at September 30, 2003 in the amount of $250,000 representing leasehold improvements purchased from Vital Imaging, Inc. on July 23, 2003 which was not sold to the Regents under the UCSD Agreement. This change had no impact on previously reported results of operations or stockholders’ equity.

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

On August 15, 2003 PET LLC entered into an Asset Purchase and Lease-Back Agreement (the “UCSD Agreement”) with The Regents pursuant to which PET LLC agreed to sell and leaseback the PET scanner and certain related assets to the Regents for a purchase price of $500,000 and the Regents’ assumption of the equipment lease in the amount of $1,976,200. Because the Company consolidates the operations of PET LLC, the Company has a deferred gain on the sale and lease back in the amount of $100,000 and is recognizing the gain over the life of the lease. The effective interest rate on this transaction is 7.79%.

Note 6—Prepaid Rent and Financing Costs

Prepaid rent and financing costs consist of the following at March 31, 2004 and June 30, 2003:

	March 31, 2004	June 30, 2003
Prepaid equipment rent	$1,073,986	$1,073,986
Prepaid financing costs	75,187	127,240

Prepaid rent and financing costs	$1,149,173	$1,201,226

Note 7—Capitalization

Preferred Stock

On January 20, 2000, the Company authorized for issuance ten million (10,000,000) shares of preferred stock having one hundredth of a cent ($0.0001) par value per share. There are no preferred shares issued and outstanding at March 31, 2004.

Common Stock

The Company has authorized for issuance ninety million (90,000,000) shares of common stock, having one hundredth of a cent ($0.0001) par value per share. On March 31, 2004 and June 30, 2003 the Company had 55,865,801 and 55,531,272 shares of common stock issued and outstanding, respectively.

During the nine months ended March 31, 2004 the Company issued 224,999 shares of common through the exercise of warrants for cash in the amount of $78,749 and issued 109,530 shares of common stock for payment of services valued at $50,000.

Stock Options

The Company’s Board of Directors and stockholders adopted the 1999 Stock Option Plan pursuant to which incentive stock options or non-statutory stock options to purchase up to 8,000,000 shares of common stock may be granted to employees, directors and consultants. Stock options generally expire on various dates extending to April 10, 2013 and vest over service periods that range from zero to four years.

As of March 31, 2004, the Company has granted options to purchase 3,463,740 shares of common stock, including options granted outside of the 1999 Stock Option Plan to purchase 200,000 shares of common stock, as follows:

	Nine Months Ended March 31, 2004		Twelve Months Ended June 30, 2003
	Exercise Price	Number of Shares	Exercise Price	Number of Shares
Beginning of period	$0.17 - $4.63	4,319,157	$0.45 - $4.63	4,082,719
Granted	$0.34	200,000	$0.17 - $0.74	2,343,480
Exercised	—	—	$0.01	(187,500)
Cancelled	$0.17 -$3.75	(1,055,417)	$0.43 - $3.42	(1,919,542)

End of period	$0.17 -$3.25	3,463,740	$0.17 - $4.63	4,319,157

Vested		2,474,063		2,556,329

The Company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” under which no compensation cost for stock options issued to employees is recognized for the stock option awards granted at or above fair market value. Compensation expense is recognized for stock option awards granted below fair market value with credits recorded from previously recognized expense for grants cancelled by termination of employment. However, during the nine months ended March 31, 2004 and 2003 the Company recognized no compensation expense.

Had compensation expense for the Company’s 1999 Stock Option Plan been determined based on fair values at the grant dates for awards under the plan in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation”, the Company’s net income (loss) and income (loss) per share would have been reduced to the following pro forma amounts:

	Three Months Ended March 31,		Nine Month Ended March 31,
	2004	2003	2004	2003
Net (loss) income per share-available to common stockholders
As reported	$(866,651)	$61,921	$(2,705,841)	$761,769
Proforma	$(921,960)	$37,363	$(2,885,526)	$639,473
Earnings per share - basic
As reported	$(0.02)	$0.00	$(0.05)	$0.01
Proforma	$(0.02)	$0.00	$(0.05)	$0.01
Earnings per share - diluted
As reported	$(0.02)	$0.00	$(0.05)	$0.01
Proforma	$(0.02)	$0.00	$(0.05)	$0.01
Weighted Average No. of Shares Outstanding
Basic	55,865,801	54,138,199	55,734,309	53,891,686
Diluted	55,865,801	73,636,220	55,734,309	71,968,209

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
Risk free interest rate	1.98%	3.10%	1.98%	3.10%
Expected life	2.56 years		2.56 years
Expected volatility	1.69%	1.45%	1.69%	1.45%
Expected dividend yield	$—	$—	$—	$—

Warrants

At March 31, 2004 warrants were outstanding to purchase 6,890,756 shares of common stock at exercise prices between $0.20 to $7.00 per share, including warrants to purchase 340,006 shares of common stock which are subject to vesting through December 1, 2007 and the warrants re-priced in connection with the redemption of preferred stock. These warrants expire between April 3, 2004 and December 1, 2008.

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

The Memorandum of Agreement provides for a distribution to the Company of 8.42% of LRC’s net distributable cash flow, until a total of $210,573 has been distributed and then the distribution of 5.05% of net distributable cash flow, subject to future dilution. The Memorandum of Agreement stopped the accrual of interest at June 1, 1999. At the date of the Memorandum of Agreement, the Company canceled $47,447 of accrued interest from the original investment and at March 31, 2004 and June 30, 2003 accrued interest on the investment was $10,573. The related shareholder, officer and director personally guarantee the investment.

Loans

On August 23, 2000 the Company received an eight percent (8%) bridge loan from a director and stockholder in the amount of $200,000, with an original due date of October 11, 2000. The loan’s due date has been extended several times and the Company has agreed to make monthly payments of $10,000 per month beginning on January 8, 2002, until paid in full. At March 31, 2004 and June 30, 2003 the loan has a balance of $82,829 and $122,692, respectively

Molecular Imaging Cyclotron LLC

On July 23, 2003 we entered into an Operating Agreement with one of our directors, Paul Crowe, and one of our former directors, Jeffrey Rush, for the formation and operation of Cyclotron LLC. Under the terms of the Operating Agreement, the Company owns 66 2/3% of the equity of Cyclotron LLC, and Mr. Crowe, Mr. Rush, and a third unaffiliated investor together own 33 1/3% of the equity of Cyclotron LLC. The Company has contributed $500,000 to Cyclotron LLC and Mr. Crowe and Mr. Rush, together with the unaffiliated third party investor have contributed an aggregate of $250,000 to Cyclotron LLC. On August 15, 2003 Cyclotron LLC completed the purchase of the cyclotron located in San Diego, California from Vital Imaging, Inc. for $1,000,000 and the assumption of an equipment lease in the amount of approximately $2,100,000. On August 15, 2003 Cyclotron LLC entered into the UCSD Agreement with the Regents pursuant to which Cyclotron LLC agreed to sell and leaseback the cyclotron and certain related assets to the Regents for a purchase price of $750,000 and the Regents assumption of the equipment lease in the amount of approximately $2,100,000. Under the terms of the UCSD Agreement, the Regents also have the right to contribute the cyclotron assets to Cyclotron LLC in exchange for a membership interest in Cyclotron LLC. Cyclotron LLC intends to produce, market and sell FDG and other radiopharmaceuticals to third party providers and users of MI services, including the Company and its subsidiaries.

Note 9—Long Term Debt

Long-term debt at March 31, 2004 and June 30, 2003 consist of the following:

	March 31, 2004	June 30, 2003
Promissory Note with no interest, due in monthly installments of $500, with first payment beginning on February 1, 2002	$6,500	$11,000
Promissory Note with interest at a rate of 11% per annum, due in monthly installments of $2,343, with the first payment beginning on January 1, 2001, with a variable 5% to 1% prepayment penalty	44,651	61,194

	51,151	72,194
Less current portion	(30,413)	(28,481)

Long-term debt, net of current portion	$20,738	$43,713

The maturities of long-term debt for each of the succeeding four years subsequent to March 31, 2004, are as follows:

March 31,
2005	$30,413
2006	20,738

$51,151

Note 10—Commitments

Equipment under capital lease is included in property and equipment as follows:

	March 31, 2004	June 30, 2003
MI scanners and related equipment	$27,091,902	$23,023,223
Cyclotron equipment	2,123,800	—

	29,215,702	23,023,223
Less accumulated amortization	(10,879,564)	(8,648,494)

Net capital lease assets	$18,336,138	$14,374,729

The Company leases office space and certain MI equipment under non-cancelable operating leases. The corporate office lease expired in March 2004, the facility lease for the UCSD Center for Molecular Imaging and cyclotron facility in San Diego expires in August 2008, and the equipment leases expire through August 2006. Rent expense under these equipment operating leases was $453,515 and $1,480,753, respectively for the three months and nine months ended March 31, 2004, compared to $416,601 and $1,550,023 for the three months and nine months ended March 31, 2003. The Company entered into a sublease dated April 12, 2004 with Verio, Inc. for corporate office space of approximately 6,000 square feet located in the University Town Center area of San Diego, California. The Sublease will commence on June 1, 2004 for a period of twenty-four (24) months. The monthly rent under the sublease for the first month is $0, for months two to 12 is $6,000 per month, and for months 13 to 24 is $7,000 per month.

The Company leases certain other MI equipment and the Cyclotron under capital leases. The equipment leases expire through January 2008. The molecular imaging scanning equipment and cyclotron secure the capital leases.

On January 13, 2004 the Company received a Default Letter from Siemens Financial Service, Inc. (“SFS”) and on January 16, 2004, a Final Demand for Payment from GE Healthcare Financial Services (“GE”) for nonpayment of certain obligations under capital lease. As a consequence, long-term obligations under capital lease in the amount of $5,633,148 have been classified as current liabilities. The Company received a waiver of the default from SFS in exchange for an agreement to negotiate a mutually agreeable refinance arrangement. In addition, the Company received a retraction of the final demand for payment from GE on February 10, 2004.

The following is a schedule of the future minimum lease payments as of March 31, 2004 for equipment under capital leases and operating leases; $9,063,841 of capital lease payments have been reclassified into 2005 until we restructure the Siemens and GE leases as described above:

	Capital Lease	Operating Lease
2005	16,868,897	1,605,332
2006	2,225,628	829,062
2007	1,304,814	—
2008	822,372	—
2009	822,372	—
2010	479,717	—

Total	$22,523,800	$2,434,394

Less amount representing interest	(4,353,740)

Present value of minimum lease payments (including current portion of $12,419,221)	$18,170,060

Note 11—Concentrations of Credit Risk

The Company may maintain cash with various major financial institutions in excess of the Federal Deposit Insurance Corporation limits. The Company continually monitors its position with the financial institutions and management believes the risk of incurring losses related to this credit risk is remote.

NOTE 12 – SEGMENT INFORMATION

The Company’s principal business is providing molecular imaging services to hospitals and other health care providers on a fixed or mobile-shared user basis within the United States.

In August of 2003 a subsidiary of the Company acquired a cyclotron facility located in San Diego, California. A cyclotron is used to produce radiopharmaceuticals such as Fluorine-18, Nitrogen-13, Oxygen-15 and Flurodeoxyglucose (“FDG”), which are some of the radiopharmaceuticals used for MI procedures. FDG is the primary radiopharmaceutical that is injected into a patient before a MI procedure. There were no sales of radiopharmaceuticals to third parties during the three months and nine months ended March 31, 2004.

NOTE 13 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company’s continued existence is dependent upon its ability to resolve its liquidity problems, principally by obtaining additional equity capital and by refinancing existing obligations under capital lease. While pursuing additional equity and refinancing existing obligations, the Company must continue to operate on limited cash flows generated internally. The Company experienced a net loss for the nine months ended March 31, 2004 of $2,705,841 (unaudited) compared to a net loss from continuing operations for the nine months ended March 31, 2003 of $1,142,337 (unaudited) and has an accumulated deficit of $28,472,815 (unaudited) that raise substantial doubt about its ability to continue as a going concern.

We have an immediate need to raise additional capital to sustain our operations. In addition, we will be required to raise additional capital to add or acquire additional mobile units or stationary sites. We are actively exploring various financing alternatives. Management has recently met with and had discussions with numerous financing sources and investment banking companies that have expressed an interest in investing or raising money for the Company. As a result of these discussions, the Company has been negotiating definitive documents to consummate an equity financing. The Company intends to continue to seek financing and consummate a financing transaction. However, there can be no assurance as to whether, when, or upon what terms the Company will be able to consummate any financing.

The Company is overdue on payments to some of its suppliers. In January of 2004 Siemens Financial Services, Inc. (“Siemens”) notified the Company that is was in default under its leasing contracts (the “Siemens Leases”) with Siemens as a result of overdue payments in the amount of $1,193,452. The Siemens Leases cover nine molecular imaging scanners and related equipment operated by the Company. Also in January of 2004 GE Healthcare Financial Services, Inc. (“GE”) provided a final demand for payment to the Company for overdue payments in the amount of $839,691 under the leasing contracts (the “GE Leases”) between GE and the Company. The GE Leases cover six molecular imaging scanners and related equipment operated by the Company.

The Company has separate ongoing discussions with both Siemens and GE to restructure the payment schedules. As a result of these discussions with Siemens and GE, Siemens has withdrawn the default status on the Siemens Leases, and GE withdrew its final demand for payment. The Company has been working with both Siemens and GE to reach a mutually agreeable refinancing arrangement. The Company believes it will be able to restructure the Siemens Leases and GE Leases to resolve the overdue amounts and allow the Company to meet its obligations going forward. However, there can be no assurance that the Company will be able to restructure the Siemens Leases or the GE Leases. Should the Company be unable to restructure the Siemens Leases or GE Leases, the Company would likely become in default under such leases. In the event of such a default, Siemens and GE would have the right to terminate the Siemens Leases and GE Leases, respectively; repossess the molecular imaging equipment operated by the Company under the leases; and demand payment for all costs and expenses related to repossessing and reselling the equipment. A default under the Siemens Leases and GE Leases could also result in a default under the three molecular imaging equipment leases assigned to Ascendant PET Partners-I, LLC (“PET Partners”) in May of 2003. In the event of such a default, PET Partners would also be entitled to repossess the equipment and demand payment for costs and expenses. The Company generates substantially all of its revenue from the operation of the molecular imaging equipment under these Leases. The repossession of all or a portion of this molecular imaging equipment would result in the Company’s inability to generate further revenues and, therefore, would have a material adverse affect on the Company’s operations and its ability to continue as a going concern.

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

We also develop mobile and stationary MI imaging centers that we operate as “Independent Diagnostic Testing Facilities” (“IDTF”). Under the IDTF model, the Company submits patient billings directly to public and private insurance carriers. We invoice our permanent MI services that are inclusive of all patient services, at retail rates, rather than wholesale rates for our mobile services. In addition, insurance reimbursement rates are currently higher for MI services performed at an IDTF facility than for the same services performed at a hospital.

Under the mobile service economic model, a higher number of procedures are necessary to reach break-even, and conversely under the IDTF economic model, fewer scans per day are typically necessary to reach break-even because of the higher amount of reimbursement.

We have a stationary MI imaging facility in San Diego, California that is owned by our subsidiary, Molecular Imaging Sorrento Valley, LLC (“Sorrento Valley LLC”), and is managed by the Company. The center is operated with the University of California, San Diego (“UCSD”) as the “University of California, San Diego Center For Molecular Imaging.” The UCSD School of Medicine radiology faculty provides all clinical patient support services at the center and the Company manages the business operations of the center. The facility is intended to serve the UCSD healthcare patient population and the greater San Diego metropolitan area. We are also planning to transition the stationary MI imaging center in St. Petersburg, Florida which we operated with a third party to a MI/CT imaging center to be operated solely by a subsidiary of the company.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-QSB and Regulation S-X. These principles require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Estimated amounts may differ under different assumptions or conditions, and actual results could differ from the estimates. There are many critical accounting policies discussed in the notes to our financial statements including the following critical accounting policy that affects the judgments and estimates used in the preparation of our financial statements.

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

Results of Operations

Three Months Ended March 31, 2004

Service revenues for the three months ended March 31, 2004 were $5,305,609 compared to service revenues for the three months ended March 31, 2003 of $5,650,896. Our cost of service revenues for the three months ended March 31, 2004 were $3,377,709 compared to $3,141,296 for the three months ended March 31, 2003. This decrease in revenue is comprised of decreases in both scan revenue and FDG sales. The decrease in scan revenue is the result in lower net revenue per scan and the lower FDG revenue is the result of one of our suppliers selling direct to our customers to provide FDG. The increase in the cost of service revenues represents increased cost associated with the additional two systems in service during the three months ended March 31, 2004 versus the three months ended March 31, 2003.

The Company believes the lower net revenues per scan for the third quarter is the result of a growing trend of current and potential customers being able to negotiate lower scan rates due to the wider availability of MI equipment from other service providers.

The gross profit percentage decreased from 44.4% for the three months ended March 31, 2003, to 36.3% for the three months ended March 31, 2004 primarily for the following reasons:

Gross profit percentage for the three months ended March 31, 2003	44.4%
Personnel costs	0.1
Depreciation expense	(5.0)
Capital equipment rental	(1.0)
Capital equipment service contracts and repairs	(2.0)
FDG (glucose injection)	1.3
Other	(1.5)
Gross profit percentage for the three months ended March 31, 2004	36.3%

Our personnel costs decreased in the three months ended March 31, 2004 despite adding one additional mobile unit and one additional fixed site facility, as we better managed this resource and moved some positions from full time to part time. Depreciation expense increased in the three months ended March 31, 2004 mainly due to the addition of the MI/CT unit, plus one stationary facility. Equipment rental costs increased slightly due to increased rental of fusion software provided to our customers. Our cost of capital equipment service contracts and repairs increased as more units came off their one-year factory warranty period during the three months ended March 31, 2004 over the three months ended March 31, 2003. Our FDG revenue and costs decreased in the three months ended March 31, 2004 as our west coast supplier of FDG began selling FDG directly to our customers.

Selling and marketing expenses increased by $22,180 from $385,981 for the three months ended March 31, 2003 to $408,161 for the three months ended March 31, 2004. This increase was due mainly to trade shows and travel spending.

General and administrative expenses increased by $240,446 or 15.7% from $1,534,882 for the three months ended March 31, 2003 to $1,775,328 for the three months ended March 31, 2004. This increase was due mainly to costs of $193,027 associated with the cyclotron facility purchased in the first quarter that are classified as general and administrative expenses until the cyclotron is put into full production and becomes a revenue generating facility, the general and administrative costs of $94,569 associated with the Sorrento Valley fixed site facility opened in the first quarter, and the increased costs of insurance. These increases were partially offset by savings in accounting salaries and professional and consulting fees as well as an increase in the allowance for doubtful accounts that was expensed in the three months ended March 31, 2003 that wasn’t increased this quarter.

Our net income from operations decreased from $588,737 for the three months ended March 31, 2003 to a loss of $255,589 for the three months ended March 31, 2004. This decrease was mainly due to the decrease in gross profit of $581,700 and the $240,446 increased costs described in the general and administration section above.

Interest expense increased from $506,651 for the three months ended March 31, 2003 to $682,180 for the three months ended March 31, 2004. This increase was a result of increased equipment under capital leases and the additional borrowing on our line of credit with Meridian.

Nine Months Ended March 31, 2004

Service revenues for the nine months ended March 31, 2004 were $16,520,661 compared to service revenues for the nine months ended March 31, 2003 of $15,262,591. Our cost of service revenues for the nine months ended March 31, 2004 were $10,340,878 compared to $9,262,883 for the nine months ended March 31, 2003. The difference in service revenues is largely attributable to eighteen mobile units and two stationary facilities being deployed during the nine months ended March 31, 2004 compared to only eighteen mobile units being deployed during the nine months ended March 31, 2003. This difference in service revenues is also attributable to the addition of our MI/CT system, and better utilization of each existing unit. The cost of service revenues represents salaries paid to technologists and drivers, system maintenance, transportation and insurance on our mobile and fixed site MI systems.

The gross profit percentage decreased from 39.3% for the nine months ended March 31, 2003 to 37.4% for the nine months ended March 31, 2004 primarily for the following reasons:

Gross profit percentage for the nine months ended March 31, 2003	39.3%
Personnel costs	0.8
Depreciation expense	(4.4)
Capital equipment rental	1.9
Capital equipment service contracts and repairs	1.3
FDG	(1.4)
Other	(0.1)
Gross profit percentage for the nine months ended March 31, 2004	37.4%

Our personnel costs decreased slightly despite adding the Sorrento Valley site and the Mobile PET/CT unit during the year as we better managed this resource and moved some positions from full time to part time during the year. Depreciation expense increased in the nine months ended March 31, 2004 mainly due to the addition of the MI/CT unit, plus the stationary facility. Equipment rental costs decreased mainly due to the transfer of one rental unit to a leased vehicle in January 2003. Our cost of capital equipment service contracts and repairs decreased during the nine months ended March 31, 2004 over the nine months ended March 31, 2003 due to the termination of certain maintenance contracts that were replaced with time and materials service. This savings was partially offset by increases in equipment no longer under the one year factory warranty period. Our FGD (glucose injections) costs increased as we opened more IDTF sites and fixed sites.

Selling and marketing expenses decreased by 6.7% from $1,354,014 for the nine months ended March 31, 2003 to $1,263,825 for the nine months ended March 31, 2004. This decrease was due mainly to a reduction in compensation partially offset by increased travel expense.

General and administrative expenses increased by $1,008,951 or 22.5% from $4,491,913 for the nine months ended March 31, 2003 to $5,500,864 for the nine months ended March 31, 2004. $418,115 of this increase was due to costs associated with the cyclotron facility purchased in the first quarter that are classified as general and administrative expenses until the cyclotron is put into full production, an increase of $168,903 is associated with the addition of Sorrento Valley, an increase of $115,000 in the allowance for doubtful accounts, the write off of a deposit made on the Houston facility after the seller declared bankruptcy and the asset purchase agreement was terminated, and $163,234 in increased costs of insurance. These increases were partially offset by savings in accounting salaries.

Our net income from operations decreased from $153,781 for the nine months ended March 31, 2003 to a loss of $584,906 for the nine months ended March 31, 2003. The 8.2% increase in revenue was not sufficient to over come the 11.6% increase in cost of sales and the increased general and administrative expense as described above.

Interest expense increased from $1,378,898 for the nine months ended March 31, 2003 to $2,253,704 for the nine months ended March 31, 2004 as a result of increased equipment under capital leases and the additional borrowing on our line of credit with Meridian.

Net cash provided by operating activities for the nine months ended March 31, 2004 increased to $1,339,848 from a negative $991,588 for the nine months ended March 31, 2003. This change was mainly attributable to the increase in accounts payable which was offset by the increase in accounts receivable.

Expanding Our Business

We continue our efforts to develop and expand our service business by increasing utilization of our existing units, and deploying additional mobile and stationary MI/CT systems. We may continue to incur additional losses as we pursue our development and expansion efforts. The majority of our costs are fixed and so increased revenues as a result of increased utilization may increase our gross profit and income, while lower utilization may result in lower gross profit and income. As discussed above, we are also working with third parties and existing customers to develop stationary imaging centers that we will operate as “Independent Diagnostic Testing Facilities”.

One measure that management uses to evaluate our progress is average revenues per weekday for all units. We calculate average revenues per weekday for all units by dividing total weekday revenues by the number of weekdays in the relevant period, excluding holidays. We exclude Saturdays from this calculation since not all of our units are scheduled for Saturday service, and we exclude Sundays from this calculation since none of our units are scheduled for Sunday service. For reasons described above, our average revenues per weekday for all units decreased to approximately $79,058 for the three months ended March 31, 2004, and increased to approximately $82,633 for the nine months ended March 31, 2004, from the average revenues per weekday for all units of approximately $84,141 and $75,427, for the three and nine months ended March 31, 2003, respectively. Our future revenues will principally be a function of the number of operating units in service, the volume of patient procedures and the fees earned per procedure.

We generate substantially all our revenues from our service agreements with hospitals and other health care providers. We have historically had a satisfactory record of account collections. However, there can be no assurance that this trend will continue. Lower reimbursement by public and private insurers may also impact the revenues we can generate from our operations. There can be no assurance that we will be able to maintain or increase the number of patient procedures or that our allowances for doubtful accounts receivable will be sufficient.

Since our inception we have incurred significant losses. Through March 31, 2004 we have an accumulated deficit of $28,472,815 which we have financed primarily through equity sales. For the nine months ended March 31, 2004 we recognized a loss from continuing operations of $2,705,841, compared to losses from continuing operations of $1,142,337 for the nine months ended March 31, 2003. The loss from continuing operations of $2,705,841 for the nine months ended March 31, 2004 includes the following increased costs which were not incurred by the Company during the nine months ended March 31, 2003: the amount of $303,250 of increased interest expense relating to our borrowing facility, $149,756 of increased expenses relating to the additional capital equipment lease for our new PET/CT unit added in July 2003, and $284,244 of cost associated with the cyclotron system, which will allow us to produce FDG for Southern California in the future.

Subject to obtaining additional financing, we are also seeking to deploy additional mobile units and stationary sites, and seeking to upgrade our existing equipment to MI/CT scanners to meet the increased demand for this technology. Our one existing MI/CT scanner generates higher revenue for the Company than any of the Company’s standard MI scanners. However, we can give no assurances that we will be able to deploy such additional units or sites, or that we will be able to upgrade our existing equipment to MI/CT scanners.

We are also striving to achieve profitability from operations. In order to achieve profitability from operations, we will need to continue to increase revenues and effectively manage our operating overhead.

Liquidity and Capital Resources

At March 31, 2004 our total assets were $26,166,609 compared to $21,788,908 at June 30, 2003. The increase was primarily the result of adding one mobile unit and adding a stationary facility and the cyclotron. Our current assets at March 31, 2004 totaled $5,470,772 and our current liabilities were $18,740,019 compared to current assets of $3,805,598 and current liabilities of $8,434,193 at June 30, 2003. Our current liabilities exceed current assets because under Generally Accepted Accounting Principles, we are required to record as a current liability our capital lease obligations due within the next twelve months. As a result of not meeting our payment requirements with GE and Siemens (as described in note 10 and 13) we have reclassified all the lease payments to GE and Siemens as current. As discussed in Note 12—Commitments, several of our units are also financed under non-cancelable operating leases that are not recorded as liabilities until the monthly payment is due. Our current assets, on the other hand, include only those accounts receivable that are outstanding from service revenues recognized and typically represent 30 to 60 days of service revenues.

Stockholders’ equity decreased to $1,461,415 at March 31, 2004 from $3,749,744 at June 30, 2003 due primarily to the net loss of $2,705,841 for the nine months ended March 31, 2004.

We have an immediate need to raise additional capital to sustain our operations. In addition, we will be required to raise additional capital to add or acquire additional mobile units or stationary sites. We are actively exploring various financing alternatives. Management has recently met with and had discussions with numerous financing sources and investment banking companies expressing an interest in investing in or raising money for, the Company. As a result of these discussions, the Company has been negotiating definitive documents to consummate an equity financing. The Company intends to continue to seek financing and consummate a financing transaction. However, there can be no assurance as to whether, when, or upon what terms the Company will be able to consummate any financing.

The Company is overdue on payments to some of its suppliers. In January of 2004 Siemens Financial Services, Inc. (“Siemens”) notified the Company that is was in default under its leasing contracts (the “Siemens Leases”) with Siemens as a result of overdue payments in the amount of $1,193,452. The Siemens Leases cover nine molecular imaging scanners and related equipment operated by the Company. Also in January of 2004 GE Healthcare Financial Services, Inc. (“GE”) provided a final demand for payment to the Company for overdue payments in the amount of $839,691 under the leasing contracts (the “GE Leases”) between GE and the Company. The GE Leases cover six molecular imaging scanners and related equipment operated by the Company.

The Company has separate ongoing discussions with both Siemens and GE to restructure the payment schedules. As a result of these discussions with Siemens and GE, Siemens has withdrawn the default status on the Siemens Leases, and GE withdrew its final demand for payment. The Company has been working with both Siemens and GE to reach a mutually agreeable refinancing arrangement. The Company believes it will be able to restructure the Siemens Leases and GE Leases to resolve the overdue amounts and allow the Company to meet its obligations going forward. However, there can be no assurance that the Company will be able to restructure the Siemens Leases or the GE Leases. Should the Company be unable to restructure the Siemens Leases or GE Leases, the Company would likely become in default under such leases. In the event of such a default, Siemens and GE would have the right to terminate the Siemens Leases and GE Leases, respectively; repossess the molecular imaging equipment operated by the Company under the leases; and demand payment for all costs and expenses related to repossessing and reselling the equipment. A default under the Siemens Leases and GE Leases could also result in a default under the three molecular imaging equipment leases assigned to Ascendant PET Partners-I, LLC (“PET Partners”) in May of 2003. In the event of such a default, PET Partners would also be entitled to repossess the equipment and demand payment for costs and expenses. The Company generates substantially all of its revenue from the operation of the molecular imaging equipment under these Leases. The repossession of all or a portion of this molecular imaging equipment would result in the Company’s inability to generate further revenues and, therefore, would have a material adverse affect on the Company’s operations and its ability to continue as a going concern.

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

Equipment and other assets of the Company secure certain of our indebtedness. If the Company’s creditors foreclose as a result of the Company’s default under its debt obligations, the Company and its operations would be materially and adversely affected.

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

We will need to obtain additional financing.

Our capital requirements associated with our operations have been and will continue to be substantial. We will require additional financing to execute our business plan. No assurance can be given that we will be able to obtain additional financing when needed, or that, if available, such financing will be on terms acceptable to us. In any such financing, the interests of our existing security holders could be substantially diluted. If adequate funds are either not available or not available on acceptable terms, our business, revenues, financial condition and results of operations will suffer. If we raise additional funds through the issuance of equity or convertible securities, the percentage ownership of our stockholders will be reduced. Moreover, these securities may have powers, preferences and rights that are senior to those of the rights of our common stock. Also, our ability to raise additional funds through the issuance of equity or convertible securities is restricted by our number of authorized shares and may be restricted by certain covenants contained in the July 2002 private placement agreements.

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

Upon expiration of our clients’ contracts, we are subject to the risk that clients will cease using our MI systems and purchase or lease their own MI systems or MI/CT systems, use our competitors’ MI systems or MI/CT systems, or rely on alternate imaging technologies. Approximately forty-four percent of our client contracts expire in 2004, twenty-eight percent in 2005, and twenty-eight percent in 2006/2007. Moreover, approximately one-third of our client contracts permit the client, upon typically 180 days notice, to terminate the contract “without cause,” and approximately two-thirds of our client contracts permit the client, upon typically 180 days notice, to terminate the contract if the client obtains a fixed site for a MI system. In addition, a portion of our contracts do not have minimum usage requirements.

The success of the IDTF business model depends on our ability to accurately predict patient demand for our services; the maintenance of higher reimbursement rates for IDTF procedures; and our selection of quality business partners.

As of the end of the third quarter, we had four IDTFs, one of which is stationary and three of which are mobile. We are also scheduled to start two additional mobile IDTF’s in June of 2004. We are actively working with third parties to develop additional stationary and mobile imaging centers that we will operate as IDTFs. These imaging centers are identified and selected based on input from hospital administrators, imaging center operators or physician groups who want to offer MI on their campus. We analyze the marketplace demographics, local competition, tumor board statistics, referring physician demographics and the availability of an on-site MI champion to increase the vitality of the MI service. As permitted under state and federal laws, we may also partner with third party investors in the development and operation of these stationary imaging centers, as we have done with The Regents of the University of California for our stationary imaging center in San Diego, California. We anticipate that these partnerships would be in the form of a limited liability company or similar legal entity in which we would have a majority ownership, control and management rights.

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

Many of our competitors have substantially greater financial and marketing resources and experience than us. We believe some of our competitors are offering MI services to our existing and potential customers at lower rates than we are charging or proposing to charge such customers. These lower rates could cause us to lose our existing customers or fail to gain new customers that could have a material adverse impact on our business and results of operations. Furthermore, we expect that other companies will enter the mobile and stationary MI and MI/CT market, particularly as MI and MI/CT systems gain increasing market acceptance. Our competitors may be able to develop technologies, procedures or products that are more effective or economical than ours, or that would render the MI system obsolete or noncompetitive. Some of our customers may be capable of providing the same services to their patients directly by purchasing or leasing their own imaging systems. In addition, the hospital industry has been experiencing a trend towards consolidation, which trend will reduce our potential customer base and increase competition for available customers.

We have a very limited operating history with respect to the cyclotron.

We completed the purchase of the cyclotron in August of 2003 and have a very limited operating history with respect to the cyclotron. We have not yet produced any FDG for sale to any third partners, and have produced only a limited amount of FDG for use by our subsidiary. Although our officers and employees have substantial business experience in the MI industry and the healthcare industry generally, and we plan to employ and retain skilled and qualified employees consultants and/or pharmaceutical delivery companies to assist us with the day-to-day operation of the cyclotron and delivery of FDG, there can be no assurances that our cyclotron operations will be successful. The operation of the cyclotron and delivery of FDG is also subject to local, state and federal licensing and permitting requirements. Although we have retained a consultant to assist us with this licensing and permitting, and anticipate contracting with a third party for the delivery of the FDG, any failure to maintain these licenses and permits, or obtain such third party agreements upon terms favorable to the Company, or at all, could have a material adverse impact on our operations.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Chief Executive Officer and our Chief Financial Officer, concluded that as of the date of that evaluation our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. It should be noted that the design of any systems of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In August of 2003 the Company was served with a summons and complaint, filed by CTI Molecular Imaging, Inc. (“CTI”) on August 1, 2003 in the Chancery Court for Knox County, Tennessee. This action by CTI seeks to recover the amount of $389,166.79, plus pre-judgment interest at the rate of 10%, for the Company’s alleged breach of eight service agreements entered into with CTI. The Company provided written notice to CTI on February 11, 2003 that the eight service agreements were effectively terminated by CTI on January 30, 2003 due to CTI’s refusal to provide services to the Company under the service agreements. CTI did not provide any services to the Company under the service agreements during the period from January 30, 2003 to July 30, 2003, the period for which CTI is demanding payment. The Company filed an answer and counterclaim to CTI’s complaint. In March of 2004 CTI and the Company entered into a settlement agreement to settle this matter and the litigation was dismissed.

The Company and its subsidiaries from time to time become involved in various claims and disputes arising in the course of business, seeking monetary damages and other relief, or in which the Company or its subsidiaries may seek to collect money for services rendered or enforce the provisions of its service agreements. The amount of the liability, if any, from such claims cannot be determined with certainty.

ITEM 2.	CHANGES IN SECURITIES

Changes in Securities

The Company entered into a Letter of Engagement dated April 16, 2004 with Trilogy Capital Partners (“Trilogy”) pursuant to which the Company has agreed to issue warrants to Trilogy to purchase 500,000 shares of the Company’s common stock at an exercise price of $.01 per share, as consideration for Trilogy performing certain investor relations services for the Company. The 250,000 warrants will not be exercisable by Trilogy until such time as the average closing price of the Company’s common stock on the OTC.BB, based on the previous 20 trading days, reaches $.40 per share, and the remaining 250,000 warrants will not be exercisable by Trilogy until such time as the average closing price of the Company’s common stock reaches $.60 per share. These warrants were issued in reliance upon Section 4(2) of the Securities Act of 1933, as amended (the “Act”).

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit 31.1—Certification of Paul J. Crowe, Chief Executive Officer

Exhibit 31.2—Certification of Dennis M. Mulroy, Chief Financial Officer

Exhibit 32—Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

Form 8-K was filed with the SEC on February 18, 2004 regarding a press release dated February 18, 2004 announcing the unaudited revenues of the Company for the second quarter ended December 31, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOLECULAR IMAGING CORPORATION a Delaware corporation

By:	/s/ DENNIS M. MULROY

Dennis M. Mulroy, Chief Financial Officer

Date: May 17, 2004