Form 10KSB
period 2004-06-30
MOLECULAR IMAGING CORP
filed 2004-10-15
CIK 1097181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission file number 000-27915

MOLECULAR IMAGING CORPORATION

A Delaware Corporation

(Name of small business issuer in its charter)

Delaware	11-2787966
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9530 Towne Centre Drive San Diego, California	92121
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (858) 642-0032

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Exchange Act:

COMMON STOCK, PAR VALUE $0.0001

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Issuer’s revenues for fiscal year ending June 30, 2004 were $21,207,425.

The aggregate market value of voting common shares held by non-affiliates of the registrant was $4,078,736 as of September 14, 2004 (computed by reference to the average bid and ask prices of the issuer’s Common Stock on that date as reported by the OTC Bulletin Board ($.11), times the number of voting common shares held by non-affiliates (37,079,422), without regard to derivative securities holdings).

There were 56,267,801 shares outstanding of the registrant’s Common Stock as of September 14, 2004.

Transitional small business disclosures format (check one):  Yes ☐    No ☒

Documents Incorporated by Reference

Portions of the Definitive Proxy Statement for the 2004 Annual Meeting of Stockholders (which will be filed within 120 days after the close of the Company’s fiscal year ended June 30, 2004) are incorporated by reference. With the exception of those portions which are specifically incorporated by referenced in this 10-KSB Annual Report, the Proxy Statement for the 2004 Annual Meeting of Stockholders is not deemed to be filed as a part of this Report.

PART I

ITEM 1.        BUSINESS

Corporate History

The Company commenced its current operations under the name “Mobile PET Systems, Inc.” in January 1999 to reflect a technology called Positron Emission Tomography (“PET”). The Company then changed its name to Molecular Imaging Corporation on May 1, 2003 as the industry is now referring to this technology as molecular imaging (“MI”).

General Business

Molecular Imaging Corporation is a leading national provider of molecular imaging (“MI”) services to the healthcare industry. MI is a powerful diagnostic imaging procedure used to diagnose, monitor and assess disease severity for many cancers, cardiovascular disease and neurological disorders. MI procedures display metabolic and functional characteristics of disease, which typically are the first indications of disease. Unlike Computed Tomography (“CT”) or Magnetic Resonance Imaging (“MRI”), which provide physicians with changes in anatomy, MI detects the altered metabolism typically before anatomical changes occur. MI can help physicians effectively detect disease at the very earliest stages. We also provide a newer combined MI/CT system. This combined imaging system offers physicians un-paralleled diagnostic information, which includes both metabolic, and anatomical information in one co-registered image. The new combined MI/CT technology improves the time to diagnosis, staging of many cancers, cardiovascular disease and neurological disorders and is also used to observe patient response to treatment.

We provide our services to hospitals, physician groups, diagnostic imaging centers and other healthcare providers in selected marketplaces in the United States. Our shared service model provides mobile MI units or mobile MI/CT units, which we provide on a daily basis or per procedure basis to our clients. We are also working to develop and operate long-term permanent facilities with clients interested in full time MI or MI/CT services.

Mobile Services. With our mobile imaging business, we integrate MI or MI/CT systems on mobile coaches and enter into multi-year contracts with our clients to provide mobile services for a specified number of days per week. We also provide our customers with technical personnel to operate the equipment and implement the MI procedure under the direction of hospital physicians. In some cases, we also train hospital technical personnel to conduct the MI procedures. Our mobile services allow hospitals, physician groups, imaging center operators and other healthcare providers to access this state-of-the art diagnostic imaging technology seamlessly and efficiently.

Stationary Facilities. We have a stationary MI imaging facility in San Diego, California that is owned by our subsidiary, Molecular Imaging Sorrento Valley, LLC (“Sorrento Valley LLC”), and is managed by the Company. The center is operated with the University of California, San Diego (“UCSD”) as the “University of California, San Diego Center For Molecular Imaging.” The UCSD School of Medicine radiology faculty provides all clinical patient support services at the center and the Company manages the business operations of the center. The facility is intended to serve the UCSD Healthcare patient population and the greater San Diego metropolitan area.

In most situations we operate in conjunction with a hospital facility. We bill our clients for the technical component of the patient procedure and the client bills the insurer for the balance of patient services rendered. Under this model we invoice the client for our services at a discounted rate and they invoice the insurer directly.

We also operate our stationary facility and three of our mobile MI imaging centers as “Independent Diagnostic Testing Facilities” (“IDTF”). Under the IDTF model, the Company submits patient billings directly to public and private insurance carriers. We invoice our MI services that are inclusive of all patient services, at retail rates, rather than wholesale rates. In addition, insurance reimbursement rates are currently higher for MI services performed at an IDTF facility than for the same services performed at a hospital.

Radiopharmaceuticals.    We also operate a cyclotron facility located in San Diego, California. A cyclotron is used to produce radiopharmaceuticals such as Fluorine-18, Nitrogen-13, Oxygen-15 and Flurodeoxyglucose (“FDG”), which are some of the radiopharmaceuticals used for MI procedures. FDG is the primary radiopharmaceutical that is injected into a patient before a MI procedure. Abnormal concentrations of FDG can indicate areas of malignancies. In conjunction with UCSD, the Company plans to use the cyclotron in future research programs for the development of other radioisotopes that may be useful in the fields of neuroscience and cardiology. We believe that the vertical integration of the cyclotron will offer significant commercial benefits for our existing physician and hospital customer base in Southern California and provide us with a competitive advantage. In August 2004 we entered into a Radiopharmaceutical Distribution Agreement with Anazao Health Corporation, dba “Custom Care Pharmacy” (“Custom Care”), pursuant to which we have appointed Custom Care to distribute radiopharmaceuticals to customers in the Southern California marketplace. Under the terms of this distribution agreement, we are also permitted to distribute Custom Care’s other cardiac products to new and existing customers for which we will be paid a commission by Custom Care.

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

Significant Fiscal 2004 And Subsequent Corporate Events

In July 2003, the Company purchased a cyclotron facility and a stationary MI center in San Diego. The cyclotron is used to produce the radio-pharmaceuticals used for MI procedures. The acquisition of the cyclotron was made to secure a source of supply for the Company for its Southern California operations, reducing its dependence on third party suppliers, and to establish an additional product line for the Company. The MI center is operated in conjunction with UCSD and is known as the “University of California, San Diego Center For Molecular Imaging.”

The Company operates in an extremely capital intensive industry. In order to provide its services, it must secure the use of MI systems, which are expensive and generally secured under long term leases. During fiscal 2004 the Company suffered declining liquidity, resulting in its failure to make current payments on some of those leases. It took several steps to address its financial position, including renegotiating certain of its capital leases, raising additional cash through the sale of Series C Preferred Stock, as described below. Despite these steps, the Company expects that it will need to raise additional capital in order to continue to fund its operations.

In January of 2004 the Company was notified by Siemens Financial Services, Inc. (“Siemens”) that it was in default under its Siemens leasing contracts (the “Siemens Leases”), and GE Healthcare Financial Services, Inc. (“GE”) provided a final demand for payment to the Company for overdue payments under the GE leasing contracts (the “GE Leases”). The Siemens Leases cover nine MI scanners and related equipment operated by the Company and the GE Leases cover six MI scanners and related equipment operated by the Company. Upon receipt of these notifications from Siemens and GE, the Company then commenced negotiations with Siemens and GE to restructure payments under the Siemens Leases and GE Leases.

In June 2004, the Company entered into an Addendum Master Equipment Lease Agreement and an Addendum Master Equipment Service Agreement, and related revised lease schedules, with Siemens to restructure the Siemens Leases (the “Siemens Restructuring Agreements”). Under the terms of the Siemens Restructuring Agreements, the Company and Siemens agreed that the Company’s monthly payment obligations under the

Siemens Leases is reduced by 66 and 2/3 percent for the period commencing November 2003 and ending December 2004. The terms of the Siemens Restructuring Agreement results in the reduction of the Company’s aggregate monthly payments under the Siemens Leases from $389,000 to $124,000 for that period. The reduction of the payment obligation during this period is deferred to the end of the terms of the Siemens Leases. Under the terms of the Siemens Restructuring Agreement, Siemens agreed, in exchange for the Company’s timely reduced payments through December 31, 2004, to waive any current default under the terms of the Siemens Leases. Commencing January 2005, the Company will be required to resume the full monthly payment obligations under the Siemens Leases. The Siemens Restructuring Agreements also contain certain financial and operational covenants applicable to the Company. As part of the Siemens Restructuring Agreements, the Company issued a Warrant To Purchase Common Stock to Siemens. This warrant grants Siemens to right to purchase up to 500,000 shares of common stock of the Company at an exercise price of $.45 per share. The expiration date of the warrant is December 31, 2008.

In June 2004, the Company entered into a Subscription Agreement (the “June 2004 Subscription Agreement”) with Dragon Nominees Limited (“Dragon”) and consummated the sale to Dragon of $1,100,000 of Series C Convertible Preferred Stock. Ivan Bradbury is deemed to beneficially own the shares held by Dragon. Based upon a review of the most recent Schedule 13D filed by Mr. Bradbury with the SEC, the acquisition of the Series C Convertible Preferred Stock increased Mr. Bradbury’s beneficial ownership stake in the Company to approximately 38 percent.

On September 30, 2004, the Company entered into a Restructuring Agreement (the “GE Restructuring Agreement”) with GE to restructure the GE Leases. Under the terms of the GE Restructuring Agreements, the Company and GE agreed that the Company’s monthly payment obligations under the GE Leases is reduced by 50 percent for the period commencing November 2003 and ending December 2004. The terms of the GE Restructuring Agreement results in the reduction of the Company’s aggregate monthly payments under the GE Leases from approximately $226,000 to $113,000. The reduction of the payment obligation during this period is deferred to the end of the terms of the GE Leases. Under the terms of the GE Restructuring Agreement, GE agreed, in exchange for the Company’s timely reduced payments through December 31, 2004, to waive any current default under the terms of the GE Leases. Commencing January 2005, the Company will be required to resume the full monthly payment obligations under the GE Leases through the completion of their terms, which expire at various times from February 2005 to June 2006. The GE Restructuring Agreement also contains certain financial and operational covenants applicable to the Company.

During the fiscal year, the principal manufacturers of MI systems began to establish market awareness of new combined systems that include MI and CT scanners in a single machine. Based on initial reaction from its customers and prospective customers, the Company anticipates that demand for combined MI/CT scanners will increase, and that demand for stand-alone MI scanners will decline. As a result, the Company has taken an impairment charge of $3,261,066 in fiscal 2004 to reflect its estimate of the reduced value of its existing MI systems.

In September 2004, Paul Crowe, our Chairman, Chief Executive Officer and founder, resigned as an officer and director of the Company.

On October 12, 2004, the Board of Directors appointed Kenneth Frederick as Chief Executive Officer of the Company and entered into an employment agreement with Mr. Frederick. At the time of his appointment, Mr. Frederick was a director of the Company, having been nominated by Dragon pursuant to the terms of the July 2002 Securities Purchase Agreement between the Company and Dragon. The terms of the employment agreement provide for (i) a base salary of $260,000 per annum; (ii) a term from October 12, 2004 until November 15, 2005, subject to certain Company termination rights and severance obligations; (iii) a housing allowance of $4,000.00 per month; and (iv) fringe benefits as received by other members of senior management of the Company. In connection with the employment agreement, the Company has issued Mr. Frederick 250,000 options under the Company’s 1999 Stock Option Plan. The options vest monthly over a period of 12 months and have an exercise price of $.08 per share. The Company also issued Mr. Frederick 900,000 warrants to purchase Company common stock. These warrants also vest monthly over a period of 12 months and have an exercise price of (i) $.08 per share for the purchase of shares 1 to 300,000 vested and purchased; (ii) $.16 per share for the purchase of shares 300,001 to 599,999 vested and purchased; and (iii) $.24 per share for the purchase of shares 600,00 to 900,000 vested and purchased.

In October 2004, Dragon agreed to waive certain rights it has under the July 2002 Securities Purchase Agreement with the Company with respect to the nomination of a designee to the Company’s Board of Directors until the first to occur of (i) the date which is six (6) months after the effective date that Mr. Frederick became Chief Executive Officer or (ii) the date which Mr. Frederick is no longer a member of the Company’s Board of Directors.

In October 2004, Dragon and the Company entered into an amendment to the June 2004 Subscription Agreement to allow the Company to delay the requirement to file a registration statement with respect to Company securities held by Dragon until February 15, 2005.

In October 2004, Robert Bush, a director of the Company, notified the Company that he did not intend to stand for re-election as a director at our upcoming fiscal year 2004 annual stockholders meeting.

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

We believe that the diagnostic imaging services industry will continue to grow as a result of a number of factors, including the following:

Increasing Demand for Healthcare Services from an Aging Population.    The Unites States population continues to age with persons over the age of 65 comprising one of the fastest growing segments of the population. According to the United States Census Bureau, this group is expected to increase as much as 14% from 2000 to 2010. Because diagnostic imaging use tends to increase as a person ages, we believe the aging population will generate more demand for diagnostic imaging procedures.

Wider Physician and Payor Acceptance of the Use of Imaging.  Because advanced imaging systems are increasingly seen as a tool for reducing long-term healthcare costs, they are gaining wider acceptance among payors. The recent expansion of Centers for Medicare & Medicaid Services (“CMS”) coverage has driven the growth of MI scanning. Since 1998, the diagnosis, staging, and restaging of lung, esophageal, colorectal, breast, head and neck cancers, lymphoma, and melanoma have been approved by CMS for reimbursement.

Greater Consumer Awareness of and Demand for Preventive Diagnostic Screening. Diagnostic imaging is increasingly being used as a screening tool for preventive care such as elective full-body scans. Consumer awareness of and demand for diagnostic imaging as a less invasive and preventive screening method has added to the growth in diagnostic imaging procedures. We believe that further technological advancements will create demand for diagnostic imaging procedures as less invasive procedures for early diagnosis of diseases and disorders.

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

The American Cancer Society reported that approximately 8.9 million Americans with a history of cancer were alive in 1999 and an estimated 1,334,100 million new incidences were diagnosed in 2003. MI is currently recognized as one of the only metabolic diagnostic imaging procedures powerful enough to accurately diagnose and stage the metabolic function of cancer with a single pass. It can also provide information to determine whether a primary cancer has metastasized to other parts of the body. MI has demonstrated its usefulness in cost-effective, whole-body metastatic surveys; avoiding biopsies for low-grade tumors; non-invasive differentiation of tumors from radiation necrosis; early change in course of ineffective chemotherapy; and avoiding unnecessary diagnostic and therapeutic surgeries.

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

In cardiology, an MI scan is one of the most accurate diagnostic tests available to detect cardiovascular disease. By measuring both blood flow and metabolic rate within the heart, the images display inadequate blood flow to the heart caused by blockages and differentiate between damaged muscle and living muscle that is undetected by other non-invasive cardiac tests. MI enables physicians to screen for coronary artery disease, to assess flow rates and flow reserve, and to distinguish viable from nonviable myocardium for bypass and transplant candidates. It is also fast becoming an important tool for cardiologists attempting to achieve reversal of coronary artery disease through aggressive risk factor modification, enabling both doctor and patient to directly and non-invasively measure the progress of improvement in coronary blood flow.

In neurology, MI can assist in the early diagnosis and staging of disorders like Parkinson’s disease. MI is the most accurate method of diagnosing mild to moderate Alzheimer’s disease. (Overview of Molecular Imaging Technology and Medicare Coverage, Academy of Molecular Imaging ’03 Symposium, September 2003, www.ami-imaging.org.) MI can detect a consistent diagnostic pattern for Alzheimer’s disease where certain regions of the brain may show decreased metabolism early in the disease. This pattern often can be recognized several years before a physician is able to make the diagnosis from visible symptoms. In addition, MI scans can differentiate Alzheimer’s from other types of dementia or depression. Before MI, the only way to definitively diagnose Alzheimer’s was through an autopsy. MI can also detect Parkinson’s disease. A labeled acid is used in MI to determine if the brain is deficient in dopamine synthesis. If it is determined there is no deficiency and the patient is not suffering from Parkinson’s disease, then the course of tremor evaluation and treatment would be modified.

While MI has certain advantages in early detection of diseases, CT scans have certain advantages in that they provide physicians with anatomical information with respect to the patient. In addition, because CT scanning has been available longer, there are more physicians and technicians available to prescribe, administer and interpret a CT scan. The latest trend in the industry is to combine MI and CT in a single scanner. The leading providers of MI scanners each now offer a MI/CT scanner. Increasingly, hospitals are requesting the combined MI/CT scan because it provides the benefits of both MI’s early detection, and CT’s broader diagnostics and accessibility, and the combination of the two technologies improves the MI scan time and quality.

Our Molecular Imaging Services

Our mobile service business model provides efficient, cost effective access to this technology for many hospitals and other health care providers that are unable to financially justify or secure the acquisition of a dedicated full-time MI service. A mobile MI system consists of the MI scanner, integrated workstation, 3D Advanced Computational Image Acquisition and Display System, and patient couch. Mobile coaches are specifically designed for medical staff convenience, patient comfort and safety, and include a powered patient lift, stairway, stabilizing system for leveling, and transportation alarm to warn of equipment not properly stowed for transport. The interior space of the coach is divided into three sections: a patient staging room, a technology control room, and the MI room. The cost for a new, fully commissioned MI system can range from $1.6 to $1.9 million, and a MI/CT system between $2,300,000 and $2,600,000 million, inclusive of mobile coach or lease hold improvements. As of September 1, 2004, we have seventeen mobile MI units; one mobile MI/CT unit; and one fixed site MI unit in operation. These scanners were manufactured either by CTI Molecular Imaging (“CTI”), Siemens Medical Systems, Inc. (“Siemens Medical”) or General Electric Medical Systems (“General Electric”).

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

The most commonly used radioisotope in MI scanning is fluorodeoxy glucose (FDG). We obtain FDG from multiple sources, including Eastern Isotopes, Positron, Cox Nuclear Pharmacy, P.E.T. Net Pharmaceuticals and Syncor/Cardinal Health. While we have multiple sources, FDG is highly perishable and we may not have multiple sources for each of our operating sites or routes.

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

Stationary Facilities.    We are also working to develop stationary MI facilities with hospitals or medical groups who have sufficient patient volumes to support a full time service. These projects are intended to be structured as either wholly owned subsidiaries or joint ventures. As of September 1, 2004, we operate one stationary MI facility in San Diego, California. The center is operated with the University of California, San Diego (“UCSD”)

as the “University of California, San Diego Center For Molecular Imaging.” We provide the facility design and build-out, staffing, billing and collections, and day-to-day management for this facility.

Independent Diagnostic Testing Facility.    An Independent Diagnostic Testing Facility (IDTF) is a stationary site or mobile MI unit that operates independently of a hospital. Operating as an IDTF allows the Company to enter into a long-term space rental agreement with a hospital or stand-alone imaging center, with the Company acting as the sole managing entity, or managing partner in the case of a joint venture. This allows the Company to retain full decision making authority, bill insurance and Medicare directly at higher reimbursements rates, and use our experience in marketing and referral building to increase scan volumes. As of the date of this report, we operate five IDTFs, which includes the stationary facility in San Diego, California, and four mobile IDTFs in Southern California.

We have also entered into a Limited Liability Company Agreement with Radnet Managed Imaging Services, Inc. (“Radnet”) for the formation and operation of Radmol PET Center, LLC which will utilize one of the Company’s PET scanners to provide services at several of Radnet’s imaging facilities in California.

Reimbursement.    Under our direct billing model, we contract directly with and are paid by the hospital, which then bills the health care payors. All of our revenues under this model are paid directly by the hospital. To date, the vast majority of our customers have paid us on time. However, there can be no assurance that we will always be paid in a timely manner.

Billing and reimbursement for diagnostic imaging services is divided into a technical component and a professional component. Our business revenue is based on providing part of the technical component, which includes the cost of the equipment, labor and materials needed to perform the imaging procedure by our technologists and the hospital. The professional component is the cost of interpreting the diagnostic image by the physician. We typically contract with a hospital to receive a negotiated rate for the technical component of the MI procedure that we provide. The hospital then seeks reimbursement from health care payers for the technical and professional components. At the current time, the average insurance reimbursement to a hospital for a MI procedure is $1,700 to $3,100.

Under our IDTF model, we bill to, and are reimbursed directly by, health care payors such as Medicare, Medicaid, private insurance companies or managed care companies. Under this model we can bill at “retail” rates. However, we retain the responsibility of collecting from health care payors. Reimbursement is subject to some risk. Payers may deny coverage and reimbursement for the MI system if they determine that the device was not reasonable and necessary for the purpose for which it was used, was investigational or not cost-effective. Accordingly, the Company has established an allowance for doubtful accounts which it will continue to review.

In January 1998 CMS approved Medicare reimbursement for the diagnostic evaluation of solitary pulmonary nodules and for staging non-small cell lung cancer. As indicated in the table below, the number of procedures that have been approved for Medicare reimbursement has grown. The expansion of Medicare reimbursement for MI clinical indications is outlined in the chart below:

Clinical indications	Permitted Reimbursements	Effective Date

Rb82 Cardiac Perfusion	In place of or following inconclusive SPECT	March 4, 1995

Lung Cancer	Characterization of solitary pulmonary nodule	January 1, 1998

	Initial staging of lung cancer	January 1, 1998

Colorectal Cancer	Detection of the location of recurrent colorectal cancer in patients with rising CEA levels	July 1, 1999

Lymphoma	Staging of lymphoma (Hodgkins and non-Hodgkins)	July 1, 1999

Clinical indications	Permitted Reimbursements	Effective Date

Melanoma	Detection of recurrent melanoma	July 1, 1999

Lung Cancer (non-small cell)	Diagnosis, initial staging and restaging	July 1, 2001

Colorectal Cancer	Diagnosis, initial staging and restaging	July 1, 2001

Melanoma	Diagnosis, staging and restaging. Not covered to evaluate regional lymph nodes	July 1, 2001

Lymphoma	Diagnosis, initial staging and restaging	July 1, 2001

Head & Neck Cancers	Diagnosis, initial staging and restaging	July 1, 2001

Esophageal Cancer	Diagnosis, initial staging and restaging	July 1, 2001

Epilepsy Refractory Seizures	Pre-surgical evaluation	July 1, 2001

FDG Myocardial Viability	Metabolic assessment after inconclusive SPECT	July 1, 2001

Lung Cancer SPN	Characterization definition change	July 1, 2001

Breast Cancer	Staging and restaging of advanced diagnosis and response to therapy/treatment	October 1, 2002

FDG Myocardial Viability	Primary or initial study for determining cardiac viability prior to revascularization	October 1, 2002

Thyroid Cancer	MI for restaging of previously treated thyroid cancer	October 1, 2003

Alzheimer’s	Evaluation of suspected Alzheimer’s disease	September 15, 2004

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

Government Regulation

We are required to adhere to a wide variety of regulations governing the operation of our business, including the following:

Physician Referral and Anti-Kickback laws.  A federal regulation commonly known as the “Stark Law” imposes civil penalties and exclusion from participation in the Medicare program of reimbursement for referrals by physicians for “designated health services” to certain entities with which the referring physician has a financial relationship if those referrals do not fall within an exception created by law or regulation. While designated health services do not include MI scans, many legal commentators believe that the “Stark Law” may be expanded in the future to include MI scans within the definition of “designated health services”. Implementing regulations have been issued regarding referrals for clinical laboratory services, but no final implementing regulations have been issued regarding MI services. It is likely these proposed rules will be found to apply to MI, thereby restricting physician referrals for MI services by an investor-physician or a physician who has a compensation arrangement.

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

Federal False Claims Act.    Increasingly, healthcare service providers are facing claims under the federal False Claims Act and, in particular, actions under the False Claims Act’s “whistleblower” provisions. Those provisions allow a private individual to bring actions on behalf of the government alleging that the defendant has defrauded the federal government. After the individual has initiated the lawsuit, the government must decide whether to intervene in the lawsuit and to become the primary prosecutor. If the government declines to join the lawsuit, then the individual may choose to pursue the case alone, in which case the individual’s counsel will have primary control over the prosecution, although the government must be kept apprised of the progress of the lawsuit. If the litigation is successful, the individual is entitled to no less than 15%, but no more than 30%, of whatever amount the government recovers. When an entity is determined to have violated the federal False Claims Act, it must pay three times the actual damages sustained by the government, plus mandatory civil penalties of between $5,500 to $11,000 for each separate false claim. Liability arises, primarily, when an entity knowingly submits a false claim for reimbursement to the federal government. Simple negligence should not give rise to liability, but submitting a claim with reckless disregard of its truth or falsity could result in substantial civil liability. Future actions under the False Claims Act may result in significant fines and legal fees, which would adversely affect our financial performance and our ability to operate our business.

Health Insurance Portability and Accountability Act of 1996.    The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) created two new federal crimes: healthcare fraud and false statements relating to healthcare matters. The healthcare fraud statute prohibits knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private payors. A violation of this statute is a felony and may result in fines, imprisonment or exclusion from government sponsored programs such as the Medicare and Medicaid Programs. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. A violation of this statute is a felony and may result in fines or imprisonment.

HIPAA also establishes uniform standards governing the conduct of certain electronic health care transactions and protecting the security and privacy of individually identifiable health information maintained or transmitted by health care providers, health plans and health care clearinghouses. Two standards have been promulgated under HIPAA with which we currently are required to comply. We must comply with the Standards for Privacy of Individually Identifiable Health Information, which restrict our use and disclosure of certain individually identifiable health information. We must also comply with the Standards for Electronic Transactions, which establish standards for common health care transactions, such as claims information, plan eligibility, payment information and the use of electronic signatures. If we fail to comply with these standards, we could be subject to criminal penalties and civil sanctions.

In addition to federal regulations issued under HIPAA, some states have enacted privacy and security statutes or regulations that, in some cases, are more stringent than those issued under HIPAA. In those cases it may be necessary to modify our operations and procedures to comply with the more stringent state laws, which may entail significant and costly changes for us. We believe that we are in compliance with such state laws and regulations. However, if we fail to comply with applicable state laws and regulations, we could be subject to sanctions.

Certificate of Need Laws.    Our operations are also subject to Certificate of Need (CON) laws or regulations in certain states. CON laws were enacted to contain rising healthcare costs by preventing the unnecessary duplication of health resources in a state. The laws require we obtain approval from state authorities before commencing operations in those states. Depending on the specific requirements of these various laws, this may make it difficult for us to expand our operations in certain states. These laws may also make it more difficult for competitors to expand into areas where we hold a CON.

Environmental Protection Laws.    Our MI imaging services require the use of radioactive materials. While this material has a short half-life, meaning it quickly breaks down into inert, or non-radioactive substances, using such materials presents the risk of accidental environmental contamination and physical injury. Our operations are subject to applicable Federal and State laws governing the use, possession and transportation of radioactive materials. We are subject to quarterly audits by qualified medical physicists and periodic inspections.. Although we believe that our safety procedures for storing, handling and disposing of these hazardous materials comply with the standards prescribed by law and regulation, we cannot completely eliminate the risk of accidental contamination or injury from those hazardous materials. In the event of an accident, we could be held liable for any damages that result, and any liability could exceed the limits or fall outside the coverage of our insurance. We may not be able to maintain insurance on acceptable terms, or at all. We could incur significant costs and the diversion of our management’s attention in order to comply with current or future environmental laws and regulations. We have not had material expenses related to environmental, health and safety laws or regulations to date.

Competition

We believe that the key competitive factors affecting our business include providing quality patient care, reliable service, attracting and retaining quality technicians, price, and availability of MI and MI/CT services. At the present time, we believe that there are two other national companies providing mobile MI services, as well as several regional competitors. Based on industry reports and our review of public filings of we believe that we currently have one of the largest fleets of mobile MI systems of U.S. operators dedicated to providing only MI and MI/CT services.

We are, and will continue to be, subject to intense competition in our markets, principally from businesses providing other traditional diagnostic imaging techniques, including existing and developing technologies, and competitive products. There are many companies engaged in this market, some with significantly greater resources than ours, Significant competitive factors, which will affect future sales in the marketplace, include access to capital, the presence or absence of exclusive service contracts, the ability to supply MI/CT services, regulatory approvals, performance, pricing and general market acceptance. In addition to direct competition from other providers of mobile MI services, we compete with free-standing CT, MRI and MI centers, hospitals, health care providers that have their own diagnostic imaging systems, and equipment manufacturers that sell or lease imaging systems to health care providers for mobile or full-time use.

We will also face competition in the marketing and sale of FDG from our cyclotron facility in San Diego, California. Established competition in the Southern California market includes companies such as P.E.T. Net Pharmaceuticals and Syncor/Cardinal Health.

The risks that may occur if we fail to compete successfully are discussed in the “Risk Factors” section of this Form 10-KSB.

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

Favorable Payment Terms.    A majority of our billings are direct to hospitals. The hospitals, in turn, generally pay us prior to collecting from patients and third party payers. Accordingly, we believe our exposure to un-collectable patient receivables is reduced.

Increase Scan Volumes to Maximize Operating Leverage and Return on Capital.    We believe that the demand for MI procedures will continue to grow as new applications are developed, reimbursement approvals expand and MI continues to gain increased acceptance by physicians resulting in replacing and/or supplementing other diagnostic imaging technologies. We have an opportunity to increase patient procedures by adding new customers, offering new services (i.e. cardiac and breast imaging), which can increase the number of patient procedures performed. We hope to maximize our return on capital through “operating leverage” which may be realized by billing our customers on a per-patient basis, so that as patient flows increase our revenues also increase, but without a significant corresponding increase in our operating costs. We estimate that, on average, a system can be utilized for approximately eight years in a high demand market when properly maintained and upgraded, after which time the system can either be utilized in a market with less demand or traded in towards the price of a new system.

Identify Attractive Strategic Acquisitions.    We intend to continue to identify attractive strategic acquisition opportunities that may arise to improve our ability to (i) access lower cost financial resources; (ii) realize significant synergies from operating expense reduction and overhead cost savings; (iii) expand into new geographic markets; and (iv) increase top line growth.

Vertical Integration.    We currently produce FDG at our San Diego cyclotron facility for sale to our fixed site MI center and other third parties. We believe we can produce and sell FDG at lower rates than we are currently paying thereby reducing our operating costs. We also believe we can sell more FDG to third parties as the low cost provider in Southern California, generating additional revenue for the company.

Customer Support

As part of our professional services, we provide several levels of support to a hospital or health care provider, including (i) developing commercial and clinical marketing materials; (ii) sponsoring clinical lectures; and (iii) offering educational over-read services. In addition, value added services for billing, collections, and third- party contracting are available on request. We believe that these services play a key role in our ability to attract new business, retain accounts and build patient procedures. We can provide patient scheduling services, billing and collection services for customers, which provide the company with additional service revenue.

Sales and Marketing

As of the date of this report, our sales force consists of five regional business development representatives. The business development personnel identify, qualify and contact candidates for our services. Each regional business development representative has overall sales and marketing responsibility for a specific region of the country.

We believe that our direct education to referring physicians plays a primary role in our ability to increase patient procedures. As of the date of this report, we have three education specialists. Our educational specialists focus on developing increased scan volumes by introducing referring physicians and their staff to our MI services and MI’s capabilities. In addition, certain key executive officers spend a portion of their time marketing our services. We have also assembled a Medical Advisory Board comprised of leading physicians who assist in educational programs directed to the medical community, enhancing our ability to attract and increase patient procedures.

Our target market includes hospitals that have an on-site radiology and oncology department or have affiliated oncology service relationships. We believe there are approximately 2,000 hospitals with 250 beds or more in the U.S. that meet these criteria.

Employees

At September 1, 2004, the Company employed 65 people on a full-time basis and 23 people on a part-time basis for a total of 88 employees. None of these employees is subject to a collective bargaining agreement and there is no union representation within the Company. The Company maintains various employee benefits plans and believes its employee relations are good.

ITEM 2.         PROPERTIES

Our corporate offices are located at 9530 Towne Centre Drive, Suite #120, San Diego, California, 92121, where we sublease approximately 6,000 square feet. This sublease is for a term of 48 months through May 31, 2006. The monthly rental payment for the first month was $0; for months 2 to 12 is $6,000 per month; and for months 13 to 24 is $7,000 per month.

In January of 2004, the Company assumed a facility lease located at 11388 Sorrento Valley Road, Suite 100, San Diego, California, 92121. The term of the lease expires on August 31, 2008. The monthly rent is $21,995 plus an approximately 25% share of the operating expenses for the entire premises. In January of 2004, the Company entered into a sublease with its wholly owned subsidiary, Molecular Imaging Sorrento Valley LLC, for the operation of an imaging center at the facility. The term of the sublease expires on August 31, 2008. The monthly rent is $10,997.50 plus an approximately 12.5% share of the operating expenses for the entire premises. In January of 2004, the Company also entered into a sublease with its majority-owned subsidiary, Molecular Imaging Cyclotron LLC, for the operation of the cyclotron at the facility. The term of the sublease commenced expires on August 31, 2008. The monthly rent is $10,997.50 plus an approximately 12.5% share of operating expenses.

The Company believes these leased properties are in good condition and adequate to meet its requirements. The Company and its subsidiaries also from time to time enter into space rental agreements for the operation of our mobile IDTF business.

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

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its fiscal year 2003 annual stockholders meeting on July 15, 2004 in San Diego, California. At our annual stockholders meeting, the stockholders of the company (i) elected management’s five nominees to the Company’s Board of Directors for another term and (ii) approved of an amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 90,000,000 to 140,000,000.

The following members were elected to and as the Board of Directors to serve for the ensuing year and until their successors are elected:

Nominee:	Shares Voted For:	Shares Withheld/Abstained:
Paul J. Crowe	45,452,068	521,793
Dr. Axel Steudle	45,503,568	469,876
Peter Conti, M.D., Ph.D.	45,499,258	474,176
Robert C. Bush	45,499,258	474,176
Kenneth C. Frederick	45,563,768	409,676

The number of affirmative votes for the increase in the number of authorized shares of common stock was 44,805,485; the number of votes against the amendment was 1,121,616; and the number of votes abstaining was 47,160.

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

Molecular Imaging Corporation	High Bid	Low Bid
FISCAL YEAR 2002-2003
FIRST QUARTER (7/1/02-9/30/02)	0.65	0.32
SECOND QUARTER (10/1/02-12/31/02)	0.34	0.21
THIRD QUARTER (1/1/03-3/31/03)	0.25	0.14
FOURTH QUARTER (4/1/03-6/30/03)	0.37	0.16

FISCAL YEAR 2003-2004
FIRST QUARTER (7/1/03-9/30/03)	0.62	0.25
SECOND QUARTER (10/1/03-12/31/03)	0.58	0.34
THIRD QUARTER (1/1/04-3/31/04)	0.50	0.17
FOURTH QUARTER (4/1/04-6/30/04)	0.31	0.17

As of June 30, 2004, 299 stockholders of record, not including the holders that have their shares held in a depository trust in “street name”, held our common shares. The transfer agent of our common stock is OTC Corporate Transfer Service Co., P.O. Box 591, Hicksville, NY 11802.

Dividend Policy

We have never declared or paid cash dividends on our common stock. We currently anticipate that we will retain all future earnings for use in the operation and expansion of the business and do not anticipate paying any cash dividends in the foreseeable future. The ability of the Company to pay dividends may also be affected by the rights, privileges and preferences of any series of Preferred Stock now outstanding or issued in the future and by various provisions of Delaware law, which establish certain financial requirements that may limit the ability of the Company to declare and pay dividends.

Equity Compensation Plans

As of June 30, 2004, we have issued the following equity compensation under plans or individual arrangements:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Equity compensation plans approved by security holders (1)	3,123,070	$.64	4,876,930

Equity compensation plans not approved by security holders (2)	2,055,905	$.37	Not Applicable

Total	5,178,974	$.53	4,876,930

(1)	The Company’s only equity compensation plan approved by its stockholders is its 1999 Stock Option Plan, as amended.

(2)	The Company has entered into certain compensation arrangements from time to time. The Company has issued individual warrants to purchase common stock to consultants and service providers, including the Company’s Medical Advisory Board, and to officers and directors who have provided services or advanced credit to the Company. The number shown for this category includes (i) only warrants issued for compensation to consultants and service providers and (ii) all warrants issued to officers and directors, whether as compensation for services, advancing credit, or otherwise. Not included are warrants issued to vendors or to purchasers of the Company’s stock in connection with the sale of such stock or warrants, or stock or warrants issued after June 30, 2004. As of June 30, 2004, the Company has issued warrants to purchase a total of 7,600,116 common shares (including those shown above), at a weighted-average exercise price of $.51.

Recent Sales of Unregistered Securities

On June 16, 2004, 2004 the Company entered into a Master Equipment Lease Agreement Addendum (the “Agreement”) with Siemens Financial Services, Inc. (“Siemens”) pursuant to which the Company issued a Warrant To Purchase Common Stock. This warrant grants Siemens to right to purchase up to 500,000 shares of common stock of the Company at an exercise price of $.45 per share. The expiration date of the warrants is December 31, 2008. The warrant was issued in reliance upon Section 4(2) of the Securities Exchange Act (the “Act”).

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

With our mobile imaging business, we integrate MI systems on mobile coaches and enter into multi-year contracts with customers to provide mobile services for a specified number of days per week. We also provide our customers with technical personnel to conduct the MI procedure under the direction of hospital physicians. In some cases, we also train hospital technical personnel to conduct the MI procedures. Our services allow hospitals and other healthcare providers to access this state-of-the art diagnostic imaging technology and offer these services to their patients. Our customers pay us based on a flat daily rate or per procedure basis. As discussed above, we have also developed a stationary imaging center that we will operate as an “Independent Diagnostic Testing Facility” (IDTF). The center is operated with the University of California, San Diego (“UCSD”) as the “University of California, San Diego Center For Molecular Imaging.”

The Company’s results of operations declined slightly during 2004. While the Company added new systems, service revenues remained relatively flat. The Company also experienced a decline in working capital. It addressed this financial position through renegotiating certain of its capital leases and raising additional cash through the sale of Series C Preferred Stock. Despite these steps, the Company expects that it will need to raise additional capital in order to continue to fund its operations. The Company’s auditors have included a “Going Concern” opinion with their report.

Also as discussed above, we operate a cyclotron facility located in San Diego, California to produce radiopharmaceuticals used in MI procedures. In August 2004 we entered into a Radiopharmaceutical Distribution Agreement with Custom Care pursuant to which we have appointed Custom Care to distribute radiopharmaceuticals to customers in the Southern California marketplace. The Distribution Agreement with Custom Care also grants the Company national distribution rights for Custom Care’s nuclear medicine products.

The wide spread acceptance of the MI/CT combined technology has caused the demand for non combined MI systems to soften and as a result we have evaluated the recoverability of the carrying amount of our long-lived MI system assets, in accordance with SFAS 144. SFAS 144 provides that an impairment is assessed when the undiscounted expected future cash flow derived from the asset is less than its carrying amount. We used our best judgment based upon the most current facts and circumstances when applying these impairment rules. Based upon the analysis performed on the MI systems, an impairment loss of $3,261,066 was recorded to reduce certain of these impaired assets to their fair market value as of June 30, 2004. We also changed our estimate of useful lives from 7 years to 5.5 years to correspond with the lease termination of these assets, as it is our intention to replace these MI assets with MI/CT assets when the leases terminate.

The Company depends in part on long-term exclusive contracts with hospitals to provide MI services. Approximately 31% of the Company’s long-term contracts will come up for renewal in fiscal 2005. Some of these facilities may wish to upgrade to a newer MI/CT system. The Company would have to secure new systems, or risk losing the contract to a competitor that can provide a combined system. The Company is working with its vendors, but does not have purchase or finance arrangements in place at this time to secure additional MI/CT systems.

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

Recent Accounting Pronouncements

There were no recent accounting pronouncements that affect the Company in the current year.

Results of Operations

Twelve Months Ended June 30, 2004

Service revenues for the twelve months ended June 30, 2004 were $21,207,000 compared to service revenues for the twelve months ended June 30, 2003 of $20,888,000. During fiscal year 2004, we placed in service our new mobile MI/CT unit and Sorrento Valley MI site and facility. Accordingly, service revenues for systems that were in service for the entire fiscal year declined. This decline is largely attributable to the underutilization of our mobile MI units and downward pressure on the price of MI scans. Our cost of service revenues for the twelve months ended June 30, 2004 were $13,623,000, compared to $12,455,000 for the twelve months ended June 30, 2003. The cost of service revenues represents salaries paid to technologists and drivers, system maintenance, transportation and insurance on our mobile MI systems.

The gross profit percentage decreased from 40.4% for the twelve months ended June 30, 2003 to 35.8% for the twelve months ended June 30, 2004 primarily for the following reasons:

Gross profit percentage for the twelve months ended June 30, 2003	40.4%
Personnel costs	0.2
Depreciation expense	(5.8)
Capital equipment rental	1.8
Capital equipment service contracts and repairs	(0.6)
FDG	(0.1)
Other	(0.1)
Gross profit percentage for the twelve months ended June 30, 2004	35.8%

Our personnel costs decreased slightly despite adding Sorrento Valley and the Mobile PET/CT unit during the year as we were able to better manage this resource and moved some positions from full time to part time during the year. Depreciation expense increased during the year mainly due to the addition of our Sorrento Valley MI site and our one mobile MI/CT unit. Equipment rental costs decreased mainly due to the transfer of one rental unit to a capital leased vehicle in January 2003. Our cost of capital equipment service contracts and repairs decreased during the year ended June 30, 2004 over the year ended June 30, 2003, due to the termination of certain maintenance contracts that were replaced with time and materials service. This savings was partially offset by an increase in service costs relating to equipment that is no longer under the one-year factory warranty period. Overall, our FDG (glucose injections) cost increased in fiscal year ending June 30, 2004 over last year as the result of the increased number of systems in place in 2004, despite the decease in the second half of the year as our suppliers of FDG began selling FDG directly to our customers.

Selling and marketing expenses increased from $1,644,847 for the twelve months ended June 30, 2003 to $1,988,568 for the twelve months ended June 30, 2004. This increase was primarily from a $107,435 increase in personnel costs related to marketing and sales for the new Sorrento Valley MI and cyclotron facility, as well as a

$59,074 increase in tradeshow costs; a $53,308 increase in travel costs; and a $195,905 increase in commission expenses, most of which were from prior periods; all of which are partially offset by savings in personnel costs. General and administrative expenses increased from $6,198,076 for the twelve months ended June 30, 2003 to $8,137,549 for the twelve months ended June 30, 2004. This increase primarily relates to the Sorrento Valley MI and cyclotron facility general and administrative and start up costs of $1,196,832; increases in bad debt expense of $593,000; increased insurance costs of $245,275; and increased property tax expense of $200,000 relating to the new systems acquired last year and earlier this year. These increases were partially offset by savings in personnel costs.

Our net income from operations decreased from $589,705 for the year ended June 30, 2003 to a loss of $5,802,527 for the year ended June 30, 2004. The 1.5% increase in revenue was not sufficient to overcome the 13% increase in cost of sales and operating expenses as described above. Approximately 59% of the increased spending in fiscal year 2004 is attributed to adding the Sorrento Valley MI and cyclotron facility.

As discussed above, we recorded non-cash impairment charges of $3,261,066 in fiscal year 2004 relating to the write down of certain of our mobile MI assets in accordance with the provisions of SFAS 144. These assets carried book values that exceeded their fair value, based on management’s estimates of the future expected cash flows.

We recorded a $200,000 non-cash reserve against our subordinated equity position the London Radiosurgical Centre Ltd. based on the uncertainty of repayment in this investment.

Interest expense increased from $1,915,513 for the year ended June 30, 2003 to $3,019,292 for the year ended June 30,2004 as a result of increased equipment under capital lease and the additional borrowing on our line of credit with Meridian Healthcare Finance.

Net cash provided by operating activities for the twelve months ended June 30, 2004 increased to $1,739,849, from a negative $1,215,315 for the twelve months ended June 30, 2003. This change was mainly attributable to an increase in accounts payable and accrued liabilities, as well as a decrease in the amount of outstanding accounts receivable.

Focusing On Our Core Business

We intend to focus our efforts to increase utilization of our existing units to achieve operational profitability. As discussed above, we are also working with existing customers to convent them to “Independent Diagnostic Testing Facilities” (“IDTF”). One measure that management uses to evaluate our progress is average revenues per weekday for all operating units. We calculate average revenues per weekday for all units by dividing total weekday revenues by the number of weekdays in the relevant period, excluding holidays. We exclude Saturdays from this calculation since not all of our units are scheduled for Saturday service. For reasons described above, for the twelve months ended June 30, 2004, our average revenues per weekday for all units increased to approximately $83,166, from average revenues per weekday for all units of approximately $82,889 for the twelve months ended June 30, 2003. Our future revenues will principally be a function of the number of operating units in service, the volume of patient procedures and the fees earned per procedure. We generate substantially all our revenues from our service agreements with hospitals and other health care providers. We have a satisfactory record of account collections, however there can be no assurance that this trend will continue and, accordingly, we have established an allowance for un-collectable accounts receivable. Lower reimbursement by public and private insurers may also impact the revenues we can generate from our operations. There can be no assurance that we will be able to maintain or increase the number of patient procedures or that our allowances for doubtful accounts receivable will be sufficient.

Since our inception we have incurred significant losses. Through June 30, 2004, we have an accumulated deficit of $34,568,174, which we have financed primarily through equity sales. For the twelve months ended June 30,

2004, we recognized a loss from continuing operations of $9,051,200, compared to a loss from continuing operations of $1,260,513 for the twelve months ended June 30, 2003. There was a net loss of $8,801,200 for the twelve months ended June 30, 2004, compared to net income of $964,131 for the twelve months ended June 30, 2003. The net income for the twelve months ended June 30, 2003 was attributable primarily to the $2.2 million gain on the sale of our London PET Centre in June 2002. There was a net loss available to common stockholders of $9,323,420 for the twelve months ended June 30, 2004, compared to net income available to common stockholders of $643,593 for the twelve months ended June 30, 2003.

We will finance and deploy additional mobile or stationary MI/CT systems only for projects that are financially viable. The deployment of additional mobile units or stationary sites should reduce our per unit operating costs. However, we can give no assurances that we will be able to deploy such additional units or sites, or that the deployment of such additional units or sites would reduce our per unit operating costs. As a result, in order to obtain profitability, we will need to continue to increase revenues and effectively manage our operating overhead.

Liquidity and Capital Resources

At June 30, 2004, our total assets were $19,022,152, compared to $21,788,908 at June 30, 2003. The decrease was primarily the result of a decrease in net property and equipment due to the asset impairment loss recorded on our MI assets. Our current assets at June 30, 2004 totaled $3,645,397, and our current liabilities were $11,288,280 before the reclassification of long-term lease obligations to current liabilities, compared to current assets of $3,805,598 and current liabilities of $8,434,193 at June 30, 2003. Our current liabilities exceed current assets because, under Generally Accepted Accounting Principles, we are required to record as a current liability our capital lease obligations due within the next twelve months. As discussed in Note 13—Commitments, several of our units are also financed under non-cancelable operating leases that are not recorded as liabilities until the monthly payment is due. Our current assets, on the other hand, include only those accounts receivable that are outstanding from service revenues recognized and typically represent 30 to 60 days of service revenues.

At June 30, 2004 we had a stockholders deficit of ($3,528,240) which is a decrease of $7,277,984 from stockholders equity of $3,749,744 at June 30, 2003. This decrease in stockholders’ equity was the result of the net loss of $8,801,200, partially offset by an increase in stockholder’s equity of $1,025,000 from the sale of our Series C Convertible Preferred Stock to Dragon.

We have a need to raise additional capital to sustain our operations. In addition, we will be required to raise additional capital to add or acquire additional mobile units or stationary sites. We are actively exploring various financing alternatives. However, there can be no assurance as to whether, when, or upon what terms the Company will be able to consummate any financing.

The Company is overdue on payments to some of its suppliers. In January of 2004 Siemens Financial Services, Inc. (“Siemens”) notified the Company that is was in default under its leasing contracts (the “Siemens Leases”) with Siemens as a result of overdue payments in the amount of $1,193,452. The Siemens Leases cover nine molecular imaging scanners and related equipment operated by the Company. Also in January of 2004 GE Healthcare Financial Services, Inc. (“GE”) provided a final demand for payment to the Company for overdue payments in the amount of $839,691 under the leasing contracts (the “GE Leases”) with GE. The GE Leases cover six molecular imaging scanners and related equipment operated by the Company.

On June 16, 2004, the Company entered into an Addendum Master Equipment Lease Agreement and an Addendum Master Equipment Service Agreement, and related revised lease schedules, with Siemens to restructure the Siemens Leases (the “Siemens Restructuring Agreements”). Under the terms of the Siemens Restructuring Agreements, the Company and Siemens agreed that the Company’s monthly payment obligations under the Siemens Leases is reduced by 66 and 2/3 percent for the period commencing November 2003 and ending December 2004. The terms of the Siemens Restructuring Agreement results in the reduction of the

Company’s aggregate monthly payments under the Siemens Leases from $389,000 to $124,000 for that period. The reduction of the payment obligation during this period is deferred to the end of the terms of the Siemens Leases. Under the terms of the Siemens Restructuring Agreement, Siemens agreed, in exchange for the Company’s timely reduced payments through December 31, 2004, to waive any current default under the terms of the Siemens Leases. Commencing January 2005, the Company will be required to resume the full monthly payment obligations under the Siemens Leases. The Siemens Restructuring Agreements also contain certain financial and operational covenants applicable to the Company. As part of the Siemens Restructuring Agreements, the Company issued a Warrant To Purchase Common Stock to Siemens. This warrant grants Siemens to right to purchase up to 500,000 shares of common stock of the Company at an exercise price of $.45 per share. The expiration date of the warrant is December 31, 2008.

On September 30, 2004, the Company entered into a Restructuring Agreement (the “GE Restructuring Agreement”) with GE to restructure the GE Leases. Under the terms of the GE Restructuring Agreements, the Company and GE agreed that the Company’s monthly payment obligations under the GE Leases is reduced by 50 percent for the period commencing November 2003 and ending December 2004. The terms of the GE Restructuring Agreement results in the reduction of the Company’s aggregate monthly payments under the GE Leases from approximately $226,000 to $113,000. The reduction of the payment obligation during this period is deferred to the end of the terms of the GE Leases. Under the terms of the GE Restructuring Agreement, GE agreed, in exchange for the Company’s timely reduced payments through December 31, 2004, to waive any current default under the terms of the GE Leases. Commencing January 2005, the Company will be required to resume the full monthly payment obligations under the GE Leases through the completion of their terms, which expire at various times from February 2006 to June 2007. The GE Restructuring Agreement also contains certain financial and operational covenants applicable to the Company.

RISK FACTORS

You should carefully consider the risks described below before investing in our publicly-traded securities. The risks described below are not the only ones facing us. Our business is also subject to the risks that affect many other companies, such as competition, technological obsolescence, labor relations, general economic conditions and geopolitical changes. Additional risks not currently known to us or that we currently believe are immaterial also may impair our business operations and our liquidity.

Risks Related to Our Financial Condition

We have lost money in the past and may lose money in the future.

We have incurred significant losses since our formation. We may not be able to generate sufficient revenues from sales to fund continuing operations or achieve sustained profitability.

We May Not Be Able to Continue as a Going Concern as Our Funds Are Insufficient to Fund Our Current Operations

Peterson & Co., our independent auditors, have included a going concern modification in their audit opinion on our consolidated financial statements for the fiscal year ended June 30, 2004, which states that:

“The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 18 to the financial statements [See Item 7], the Company has suffered recurring losses from operations and a net capital deficiency that raise substantial doubt about is ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 18 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty”

We do not expect our cash position as of the date of this report to fund our operations under our current operating plan. We are assessing our ability to raise additional capital through equity offerings, debt financing and other financing vehicles, but we cannot assure you that sufficient funds will be available to us on terms that we deem acceptable, if they are available at all. The inclusion of a going concern modification in Peterson & Co.’s audit opinion may materially and adversely affect our stock price and our ability to raise new equity or debt capital.

Our financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have not made any adjustments to our financial statements as a result of the going concern opinion. If we cannot continue as a going concern, we may have to liquidate our assets and we may receive significantly less than the values at which they are carried on our financial statements. Any shortfall in the proceeds from the liquidation of our assets would directly reduce the amounts that holders of our common stock could receive in liquidation.

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

If we are unable to generate or borrow sufficient cash to make payments on our indebtedness or to refinance our indebtedness on acceptable terms, our financial condition would be materially harmed, our business may fail and you may lose all of your investment.

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

Additionally, as discussed above, the Company recently entered into the Siemens Restructuring Agreements and the GE Restructuring Agreement. Should the Company default under the Siemens Restructuring Agreement or the GE Restructuring Agreement, Siemens and GE would have the right to terminate the Siemens Leases and GE Leases, respectively; repossess the molecular imaging equipment operated by the Company under the leases; and demand payment for all costs and expenses related to repossessing and reselling the equipment. A default under the Siemens Restructuring Agreements or GE Restructuring Agreement could also result in a default under the three molecular imaging equipment leases assigned to Ascendant PET Partners-I, LLC (“PET Partners”) in May of 2003. In the event of such a default, PET Partners would also be entitled to repossess the equipment and demand payment for costs and expenses. The Company generates substantially all of its revenue from the operation of the molecular imaging equipment under the Siemens Leases, GE Leases and PET Partners leases. The repossession of all or a portion of the molecular imaging equipment under these leases would result in the Company’s inability to generate further revenues and, therefore, would have a material adverse affect on the Company’s operations and its ability to continue as a going concern.

We will need to obtain additional financing and if we are unable to obtain it our business may fail.

Our capital requirements associated with our operations have been and will continue to be substantial. Our available short-term assets and investment income are insufficient to meet our operating expenses and capital expenditures through the current fiscal year. Even if additional investment is obtained, insufficient funds may prevent us from implementing our business strategy or may require us to delay, scale back or eliminate certain contracts for the provision of MI services. We cannot assure you that we will be able to obtain additional financing when needed, or that, if available, such financing will be on terms acceptable to us. In any such financing, the interests of our existing security holders could be substantially diluted. If adequate funds are either not available or not available on acceptable terms, our business, revenues, financial condition and results of operations will suffer. If we raise additional funds through the issuance of equity or convertible securities, the percentage ownership of our stockholders will be reduced. Moreover, these securities may have powers, preferences and rights that are senior to those of the rights of our common stock. Also, our ability to raise additional funds through the issuance of equity or convertible securities is restricted by our number of authorized shares and may be restricted by certain covenants contained in the July 2002 private placement agreements.

We have a single stockholder with a large concentration of shares that will be able to exert significant influence over matters requiring stockholder approval, including change of control transactions.

Ivan Bradbury beneficially owns a significant amount of our Common Stock, as well as warrants to purchase our Common Stock, and all of our outstanding Series C Convertible Preferred Stock. Based upon a review of filings made by Mr. Bradbury with the SEC, on a fully diluted basis, Mr. Bradbury beneficially owns approximately 38% of our common equity. This concentration of shares allows Dragon to exert influence over matters requiring stockholder approval. This concentration of ownership may also delay or prevent a change of control of our company or reduce the price investors might be willing to pay for our common stock. Additionally, Dragon has certain rights under the July 2002 Securities Purchase Agreement, including the right to appoint a nominee to the Company’s Board of Directors, and a right of first refusal to purchase additional securities offered by the Company. The interests of Mr. Bradbury may conflict with the interests of other holders of our common stock.

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

Risks Related to Our Business

Acceptance of our services by the medical community or by patients may not grow, which may impair our future sales and profitability.

Our future revenues and profitability depend in part on our ability to demonstrate to hospitals and other potential new clients the cost and performance advantages of the MI and MI/CT system over traditional diagnostic imaging systems. Our ability to achieve sustained profitability in the future will depend in part on our ability to successfully market and sell MI services on a wide scale. High cost, concerns by patients and physicians relating to safety and efficacy, and the substantial acceptance of other diagnostic tools such as MRI or CT scans may interfere with the growing acceptance of MI technology. We believe MI technology is now accepted as a valid diagnostic and staging tool for certain conditions, but we cannot promise this acceptance will continue to expand to other conditions. If we are unable to secure this acceptance, we will be unable to achieve sustained profitability from operations.

We may not be able to renew or maintain our client contracts which would result in a loss of revenue.

Upon expiration of our clients’ contracts, we are subject to the risk that clients will cease using our MI systems and purchase or lease their own MI systems or MI/CT systems, use our competitors’ MI systems or MI/CT systems, or rely on alternate imaging technologies. Approximately thirty-one percent of our multi-year client contracts expire in 2004; approximately forty-six percent expire in 2005; and approximately twenty-three percent in 2006/2007. Moreover, approximately one-third of our client contracts permit the client, upon typically 180 days notice, to terminate the contract “without cause,” and approximately two-thirds of our client contracts permit the client, upon typically 180 days notice, to terminate the contract if the client obtains a fixed site for a MI system. In addition, many of our contracts do not have minimum usage requirements. If we lose a client, we may not be able to immediately secure a replacement client, or secure a client with the same number of patient scans.

Because we have high fixed costs, lower scan volumes per system could significantly impact our profitability.

Our expenses are comprised primarily of compensation paid to technologists, equipment rental and purchase expenses, transportation expenses and equipment maintenance costs. Because a majority of these expenses are fixed, a relatively small change in our revenue could have a disproportionate effect on our operating and financial results. Thus decreased revenue from lower scan volumes per system could significantly impact our profitability and adversely affect our business.

We will continue to face substantial competition, and if we fail to compete successfully, our revenues and operating results will be adversely affected.

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

The markets in which our MI services compete are subject to rapid technological change as well as the potential development of alternative diagnostic imaging techniques or products, or the combination of modalities such as MI/CT. While MI currently provides advantages over alternative imaging solutions, the industry is subject to rapid technical changes, and new technologies may be developed which provide superior diagnostic or economic advantages. The development of combination MI/CT systems has resulted in the reduction in the value of, and reduced need for, our MI systems. These changes could also render the MI system technologically or economically obsolete. There can be no assurance that we will be able to acquire the new or improved systems MI/CT systems that may be demanded by new and existing customers.

We have experienced turnover in our executive management, and the replacement of that management may impact the direction and operations of the Company.

During the period covered by this report, the Company hired a new Chief Financial Officer. Following the end of the current fiscal year, Paul Crowe, founder of the Company, resigned his position as Chairman of the Board,

Chief Executive Officer, and as a Director. As of the date of this report, the Company has appointed Kenneth Frederick as its new Chief Executive Officer. The appointment of a new Chief Executive Officer and Chief Financial Officer within a relatively short period of time could be expected to have a significant impact upon the operations, earnings and prospects of the Company.

We depend on a small number of suppliers, the loss of which would adversely affect our business.

We obtain our MI and MI/CT systems from a limited group of qualified suppliers: CTI of Knoxville, TN, Siemens Medical Systems, Inc. of Iselin NJ and GE Medical Systems of Milwaukee, WS. To date, we have leased substantially all of our systems from Siemens and GE. From time to time, we have been in default under those leases and we have recently negotiated reduced terms with Siemens and GE. There is no assurance that Siemens or GE will continue to lease to us on the future on favorable terms, or on any terms at all. While there are alternative suppliers for the MI and MI/CT systems, there can be no assurance that any supplier could be replaced in a timely manner, or that the alternative systems and service contracts would be sufficient to allow us to effectively and economically service our clients. Any interruption in the supply and/or delivery of the MI or MI/CT systems could materially harm our ability to expand our revenues and thereby adversely affect our financial condition and results from operations. In addition, the small number of potential suppliers may adversely impacts the Company’s ability to negotiate the most favorable terms.

The most commonly used radiotracer is fluorodeoxy glucose (FDG). We obtain FDG from multiple sources, however, FDG is highly perishable and we may not have multiple sources for each of our operating sites or routes. Any interruption in the supply and/or delivery of FDG could materially harm our ability to expand out revenues and thereby adversely affect our financial condition and results of operations.

We may be unable to provide adequate support to our customers, and this may adversely affect our relationship with them.

We have limited experience with widespread deployment of our products and services to a diverse customer base, and there can be no assurance that we will have adequate personnel to provide the level of support that our customers may require during initial product deployment or on an ongoing basis. An inability to provide sufficient support to our customers could have an adverse affect on our reputation and relationship with our customers; prevent us from gaining new customers; and adversely affect our business, financial condition or results of operations.

The success of the IDTF business model depends on our ability to accurately predict patient demand for our services; the maintenance of higher reimbursement rates for IDTF procedures; and our selection of quality business partners.

As of the date of this report, we have five IDTFs, one of which is stationary and four of which are mobile. We are actively working with third parties to develop additional stationary and mobile imaging centers that we will operate as IDTFs. These imaging centers are identified and selected based on input from hospital administrators, imaging center operators or physician groups who want to offer MI on their campus. We analyze the marketplace demographics, local competition, tumor board statistics, referring physician demographics and the availability of an on-site MI champion to increase the vitality of the MI service. As permitted under state and federal laws, we may also partner with third party investors in the development and operation of these stationary imaging centers, as we have done with The Regents of the University of California for our stationary imaging center in San Diego, California. We anticipate that these partnerships would be in the form of a limited liability company or similar legal entity in which we would have a majority ownership, control and management rights.

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

We completed the purchase of the cyclotron in August of 2003 and have a very limited operating history with respect to the cyclotron. To date, we have produced only a limited amount of FDG for sale to third parties, and have produced only a limited amount of FDG for use by our subsidiary. Although our officers and employees have substantial business experience in the MI industry and the healthcare industry generally, and we have retained skilled and qualified employees, consultants and a third party pharmaceutical distribution company to assist us with the day-to-day operation of the cyclotron and delivery of FDG, there can be no assurances that our cyclotron operations will be successful. The operation of the cyclotron and delivery of FDG is also subject to local, state and federal licensing and permitting requirements. Although we have retained a consultant to assist us with this licensing and permitting, and have contracted with a third party for the distribution of the FDG, any failure to maintain these licenses and permits, or retain the third party pharmaceutical distribution company under the terms of the agreement, could have a material adverse impact on our operations.

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

Timely, effective service is essential to maintaining our reputation and high utilization rates on our systems. Repairs to one of our systems can take up to two weeks and result in a loss of revenue. Our warranties and maintenance contracts do not compensate us for loss of revenue when our systems are not working. The majority of our operating costs are fixed, so a reduction in the number of scans performed due to out-of-service equipment will result in lower revenues and margins. The equipment manufacturers perform repairs of our equipment for us. We cannot guarantee that these manufacturers will be able to perform repairs or supply needed parts in a timely manner. Thus, if we experience greater than anticipated system malfunctions, or if we are unable to promptly obtain the service necessary to keep our systems functioning effectively, our revenues could decline and our ability to provide services would be harmed.

Risks relating to Government Regulation of Our Business

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

Managed care and healthcare reform legislation may impact third party reimbursement, which is critical to market acceptance of our services.

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

ITEM 7.    FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNT FIRM

To The Board of Directors

Molecular Imaging Corporation

We have audited the consolidated balance sheets of Molecular Imaging Corporation and subsidiaries as of June 30, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the financial position of Molecular Imaging Corporation and its subsidiaries as of June 30, 2004 and 2003, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 19 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 19. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PETERSON & CO., LLP

San Diego, California

October 13, 2004

MOLECULAR IMAGING CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

June 30, 2004 and 2003

	2004	2003
ASSETS

Current assets
Cash	$213,571	$113,130
Accounts receivable, net	3,086,335	3,282,147
Prepaid expenses	198,784	406,980
Deposits and other assets	146,707	3,341

Total current assets	3,645,397	3,805,598

Property and equipment, net	14,141,267	15,944,388

Other assets
Accrued interest receivable	10,573	10,573
Due from London Radiosurgical Centre, Ltd	93,112	127,123
Subordinated equity participation	—	200,000
Loan receivable	—	500,000
Prepaid rent and financing costs	1,131,803	1,201,226

Total assets	$19,022,152	$21,788,908

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable	$1,673,697	$1,494,450
Asset-backed financing facility	1,480,405	1,554,628
Current portion of long-term debt	20,149	28,481
Loans payable to related parties	60,000	122,692
Accrued and other liabilities	2,192,438	420,471
Obligations under capital lease - current	17,013,360	4,813,471

Total current liabilities	22,440,049	8,434,193

Noncurrent liabilities
Obligations under capital lease, net	—	9,561,258
Long-term debt	21,280	43,713
Deferred gain	89,063	—

Total liabilities	22,550,392	18,039,164

Minority interest	—	—

Stockholders’ equity (deficit)
Common stock; $0.0001 par value; 90,000,000 shares authorized; 56,267,801 and 55,531,272 shares issued and outstanding at June 30, 2004 and 2003, respectively	5,628	5,554
Preferred stock; $0.0001 par value; 10,000,000 shares authorized; 1,100,000 shares issued and outstanding at June 30, 2004	1,025,000	—
Additional paid in capital	30,009,306	29,511,164
Accumulated deficit	(34,568,174)	(25,766,974)

Total stockholders’ equity (deficit)	(3,528,240)	3,749,744

Total liabilities and stockholders’ equity (deficit)	$19,022,152	$21,788,908

The accompanying notes are an integral part of these financial statements.

MOLECULAR IMAGING CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

For the Years Ended June 30, 2004 and 2003

	2004	2003
Service revenues, net	$21,207,425	$20,887,924
Cost of service revenues	13,622,769	12,455,296

Gross profit	7,584,656	8,432,628

Expenses
Selling and marketing	1,988,568	1,644,847
General and administrative	8,137,549	6,198,076
Asset impairment loss	3,261,066	—

Total expenses	13,387,183	7,842,923

Income (loss) from operations	(5,802,527)	589,705

Other income (expense)
Interest income	—	4,742
Other income	8,378	107,371
Interest expense	(3,019,292)	(1,915,513)
Impairment loss on LRC Investment	(200,000)	—

Total other income (expense)	(3,210,914)	(1,803,400)

Loss from continuing operations before provision for income taxes	(9,013,441)	(1,213,695)
Provision for income taxes	37,759	46,818

Net loss from continuing operations	(9,051,200)	(1,260,513)
Minority share of net loss	(250,000)	—
Income (loss) from operations of discontinued subsidiaries (including a $2,219,300 gain on sale for the year ended June 30, 2003)	—	2,224,644

Net income (loss)	(8,801,200)	964,131
Preferred stock dividend	522,220	320,538

Net income (loss) - available to common shareholders	$(9,323,420)	$643,593

Earnings per share
Loss per share from continuing operations - basic	$(0.16)	$(0.02)

Income (loss) per share from discontinued operations - basic	$—	$0.04

Net income (loss) per share available to common shareholders - basic	$(0.17)	$0.01

Loss per share from continuing operations - diluted	$(0.17)	$(0.02)

Income (loss) per share from discontinued operations - diluted	$—	$0.04

Net income (loss) per share - available to common shareholders - diluted	$(0.17)	$0.01

Weighted average number of shares - basic	55,847,081	54,292,673

Weighted average number of shares - diluted	55,981,918	54,627,390

The accompanying notes are an integral part of these financial statements.

MOLECULAR IMAGING CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Years ended June 30, 2004 and 2003

	Common Stock		Preferred Stock		Additional Paid In Capital	Accumulated Deficit	Foreign Currency Translation Adjustment	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance June 30, 2002	44,966,267	$4,497			$22,852,226	$(26,410,567)	$(312,661)	$(3,866,505)

Common stock issued in private placement, net of offering costs	9,821,429	982			6,184,424			6,185,406
Preferred stock redemption - common stock surrendered	(374,000)	(37)			37			—
Preferred stock redemption - dividend						(297,362)		(297,362)
Repriced warrants					23,176	(23,176)		—
Common stock issued for services	930,076	93			344,907			345,000
Common stock issued through the exercise of options	187,500	19			(19)			—
Options and warrants issued as compensation and for services					106,413			106,413
Net income						964,131		964,131
Foreign currency translation adjustment							312,661	312,661

Balance June 30, 2003	55,531,272	5,554			29,511,164	(25,766,974)	—	3,749,744

Common stock issued through the exercise of warrants	224,999	22			78,727			78,749
Common stock issued through the exercise of options	2,000	1			339			340
Common stock issued for services	509,530	51			130,313			130,364
Preferred stock issued in private placement			1,100,000	1,025,000				1,025,000
Section 16(b) shareholder short swing profits					288,763			288,763
								—
Net loss						(8,801,200)		(8,801,200)
								—

Balance June 30, 2004	56,267,801	$5,628	1,100,000	$1,025,000	$30,009,306	$(34,568,174)	—	$(3,528,240)

The accompanying notes are an integral part of these financial statements.

MOLECULAR IMAGING CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended June 30, 2004 and 2003

	2004	2003
Cash flows from operating activities
Net income (loss)	$(8,801,200)	$964,131
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation	4,795,266	3,135,082
Non cash impairment loss	3,261,066	—
Impairment loss on LRC investment	200,000	—
Non cash stock option and warrant charge	—	106,413
Common stock issued for services	130,364	345,000
Gain on Sale and lease back	100,000	—
Minority interest in net loss of subsidiary	(250,000)	—
Gain on sale of discontinued operations	—	(2,219,300)
(Increase) decrease in operating assets	—
Accounts receivable	195,812	137,554
Due from London Radiosurgical Centre, Ltd.	34,011	2,194
Prepaid expenses	208,196	(234,890)
Deposits and other assets	(143,366)	844,346
Restricted cash	—	352,490
Cash of discontinued operations	—	(37,574)
Prepaid rent and financing costs	69,423	(697,240)
Increase (decrease) in operating liabilities
Accounts payable	179,247	(3,239,410)
Accrued and other liabilities	1,771,967	(674,111)
Deferred Gain	(10,937)	—

Net cash used in operating activities	1,739,849	(1,215,315)

Cash flows from investing activities
Capital expenditures	(900,000)	(144,843)
Proceeds from sale of capital assets	1,250,000	(500,000)
Proceeds from sale of discontinued operations	—	1,884,917

Net cash provided by (used in) investing activities	350,000	1,240,074

Cash flows from financing activities
Asset-backed financing facility, net	(74,223)	1,554,628
Payments on loans	(93,457)	(409,688)
Payments on obligations under capital lease	(3,464,580)	(4,141,940)
Investment in Subsidiary	250,000
Preferred stock redeemed	—	(3,284,072)
Common stock issued	79,089	6,185,406
Preferred stock issued	1,025,000	—
Short swing profits from shareholder	288,763	—

Net cash provided by (used in) financing activities	(1,989,408)	(95,666)

Net (decrease) increase in cash	100,441	(70,907)
Effect of exchange rate changes on cash	—	89,894
Cash - beginning of year	113,130	94,143

Cash - end of year	$213,571	$113,130

SUPPLEMENTAL DISCLOSURES
Interest paid	$3,019,292	$1,915,513
Income taxes paid	$37,759	$46,818

NON CASH INVESTING AND FINANCING ACTIVITIES
Equipment under capital lease	$6,195,179	$5,008,951
Preferred stock dividend-warrants re-priced in redemption	$—	$23,176
Obligations under capital lease	$6,195,179	$5,008,951
Conversion of liability to note payable	$500,000	$—

The accompanying notes are an integral part of these financial statements.

MOLECULAR IMAGING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 1—THE COMPANY

Molecular Imaging Corporation and subsidiaries, (the “Company”) were organized to provide Positron Emission Tomography (“PET” or “MI”) systems and services to hospitals and other health care providers on a mobile, shared user basis. The Company’s PET services include providing high technology imaging systems, technologists to operate the imaging systems, the management of day-to-day operations and educational and marketing support. The Company has operations in the United States. The Company sold its operation in the United Kingdom in July 2002.

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

Impairment of Long-Lived Assets

The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets” (“SFAS 144”). SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows that are expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Revenue Recognition

Service revenues from health care organizations are recognized when services are rendered.

Service revenues from third party payors are reported net of contractual allowances. Contractual allowances are a normal industry practice and are a result of third party reimbursements for services performed based on allowable cost. Revenue under third party payor agreements is subject to adjustment. Provisions for estimated third party payor settlements are provided in the period the related services are rendered. Differences between estimated

MOLECULAR IMAGING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

amounts and accrued and interim and final settlements are reported in operations in the year of settlement. Contractual allowances are $271,126 and $300,000 at June 30, 2004 and 2003, respectively.

Foreign Currency Translation

The financial statements of all foreign subsidiaries were prepared in their respective local currencies and translated into U.S. dollars based on the current exchange rate at the end of the period for the balance sheet and a weighted-average rate for the period on the statement of operations. Translation adjustments are reflected as foreign currency translation adjustments in stockholders’ equity and accordingly have no effect on net income (loss). All foreign subsidiaries were sold in July 2002.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to fiscal 2004 presentation. These changes had no impact on previously reported results of operations or stockholders’ equity.

Advertising

Advertising costs incurred for major new campaigns are expensed in the year in which the advertising takes place. Other advertising costs are expensed when incurred. Advertising expense for the years ended June 30, 2004 and 2003 was $65,825 and $142,434, respectively.

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

MOLECULAR IMAGING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash, accounts receivable, prepaid expenses, deposits, long-term equity participation investment, accounts payable, loans payable, obligations under capital lease and notes payable. The Company believes the fair value of financial instruments approximate book value at June 30, 2004 and 2003.

NOTE 3—ACQUISITIONS

Cyclotron LLC

On July 23, 2003, the Company entered into an Operating Agreement (the “Cyclotron Operating Agreement”) with two of our former directors, Jeffrey Rush and Paul Crowe, and an unaffiliated third party, for the formation and operation of Molecular Imaging Cyclotron LLC, a Delaware limited liability company (“Cyclotron LLC”). Cyclotron LLC was established to purchase and operate a cyclotron facility in San Diego, California for the production, marketing and sale of FDG and other radio-pharmaceuticals to third party providers and users of molecular imaging (“MI”) services, including the Company and its subsidiaries. Under the terms of the Operating Agreement, the Company owns 66 2/3% of the equity of Cyclotron LLC, and Mr. Crowe, Mr. Rush, and a third unaffiliated investor, together own 33 1/2% of the equity of Cyclotron LLC. To date, the Company has contributed $500,000 to Cyclotron LLC and Mr. Crowe and Mr. Rush, together with the unaffiliated third party investor, have contributed $250,000 to Cyclotron LLC. On August 15, 2003, Cyclotron LLC acquired assets, including the cyclotron located in San Diego, California from Vital Imaging, Inc. (“Vital Imaging”) for $1,000,000 and the assumption of an equipment lease in the amount of approximately $2,100,000 from MarCap Corporation (“MarCap”). Additionally, as part of the purchase price to Vital Imaging, the Company agreed to pay to Vital Imaging an amount equal to ten percent (10%) of any and all distributable cash (as defined in the Cyclotron Operating Agreement) distributed by Cyclotron LLC to the Company.

On August 15, 2003, Cyclotron LLC entered into an Asset Purchase and LeaseBack Agreement (the “UCSD Agreement”) with The Regents of the University of California (the “Regents”). Under the terms of the UCSD Agreement, Cyclotron LLC agreed to sell and leaseback the cyclotron to the Regents for a purchase price of $750,000 and the Regents assumption of the equipment lease in the amount of approximately $2,100,000. The UCSD Agreement also provides that the Regents may elect to contribute the cyclotron assets to Cyclotron LLC in exchange for a membership interest in Cyclotron LLC. Until such time, if ever, the Regents elect to make such a contribution, Cyclotron LLC is required to the pay Regents a monthly equipment lease payment in the amount of approximately $35,500 and pay certain “additional rent” at such time, if ever, that Cyclotron LLC has distributable cash.

Sorrento Valley LLC

On August 15, 2003, the Company entered into an Operating Agreement (the “Sorrento Valley Operating Agreement”) for the formation and operation of Molecular Imaging Sorrento Valley LLC, a Delaware limited liability company (“Sorrento Valley LLC”). Sorrento Valley LLC was established to purchase and operate a scanner in San Diego, California. The Company owns 100% of the equity of Sorrento Valley LLC. To date, the Company has not contributed any money to Sorrento Valley LLC. On August 15, 2003, Sorrento Valley LLC completed the purchase of the scanner located in San Diego, California from Vital Imaging for $400,000 and the assumption of an equipment lease in the amount of approximately $2,000,000. Additionally, as part of the purchase price to Vital Imaging, the Company agreed to pay to Vital Imaging an amount equal to sixteen and

MOLECULAR IMAGING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

NOTE 3—ACQUISITIONS (CONTINUED)

65/100ths (16.65%) of any and all distributable cash (as defined in the Sorrento Valley Operating Agreement) distributed by Sorrento Valley LLC to the Company.

On August 15, 2003, Sorrento Valley LLC entered into the UCSD Agreement with the Regents pursuant to which Sorrento Valley LLC agreed to sell and leaseback the scanner and certain related assets to the Regents for a purchase price of $500,000 and the Regents assumption of the equipment lease in the amount of approximately $2,000,000 from MarCap. The UCSD Agreement also provides that the Regents may elect to contribute the to scanner assets in exchange for a membership interest in Sorrento Valley LLC. Until such time, if ever, the Regents elect to make such a contribution, Sorrento Valley LLC is required to the pay the Regents a monthly equipment lease payment in the amount of approximately $33,000 and pay certain “additional rent” at such time, if ever, that Sorrento Valley LLC has distributable cash.

Amendments to UCSD Agreement

On September 24, 2004, the Company, Cyclotron LLC, Sorrento Valley LLC, and the Regents entered into a binding term sheet in which the parties agreed to amend the UCSD Agreement to extend the deadline by which UCSD may elect to become a member of Cyclotron LLC and Sorrento Valley LLC, extend the date by which Cyclotron LLC and Sorrento Valley LLC must accrue for additional rent to the Regents, from fiscal years 2004 and 2005, to fiscal years 2006 and 2007, and require the Company to use commercially reasonable efforts to cause MarCap to consent to the assignment of the MI scanner equipment lease from the Regents to a third party in order to allow for the financing of a new MI/CT unit at the Sorrento Valley center.

NOTE 4—ACCOUNTS RECEIVABLE

Accounts receivable consist of the following at June 30, 2004 and 2003:

	2004	2003
Accounts receivable	$4,211,561	$3,682,147

Less allowance for doubtful accounts	(854,100)	(100,000)
Less allowance for contractual amounts	(271,126)	(300,000)

	$3,086,335	$3,282,147

NOTE 5—PREPAID RENT AND FINANCING COSTS

Prepaid rent and financing costs consist of the following at June 30, 2004 and 2003:

	2004	2003
Prepaid equipment rent	$1,073,986	$1,073,986
Prepaid financing costs	57,817	127,240

	$1,131,803	$1,201,226

MOLECULAR IMAGING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

NOTE 6—PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2004 and 2003 consist of the following:

	2004	2003
Computer equipment	$1,160,758	$1,014,253
Office furniture and fixtures	164,562	164,562
Office equipment	13,291	12,752
Leasehold improvements	250,000	7,071
Equipment	25,618,324	23,023,223

	27,206,935	24,221,861
Less accumulated depreciation	(13,065,668)	(8,277,473)

	$14,141,267	$15,944,388

Capitalized interest costs in the amount of $80,411 is included in property and equipment. Depreciation expense for the years June 30, 2004 and 2003 was $4,795,266 and $3,135,082, respectively.

NOTE 7—CAPITALIZATION

Preferred Stock

On January 20, 2000, the Company authorized for issuance ten million (10,000,000) shares of preferred stock having one hundredth of a cent ($0.0001) par value per share. On March 3, 2000 the Company designated and issued sixty (60) shares 8% Cumulative Convertible Redeemable Preferred, Series A Stock (“Series A”). On September 21, 2000, the Company designated and subsequently issued thirty (30) shares 8% Cumulative Convertible Redeemable Preferred, Series B Stock (“Series B”). On July 31, 2002 the Company entered into a Redemption Agreement to redeem all of the outstanding Series A and Series B stock. The Company redeemed 23 shares of Series A and 27 shares of Series B stock outstanding for $3,784,072. The excess of the carrying amount of the Series A and Series B Stock over the redemption amount was recorded as a preferred dividend in the amount of $297,362. In addition, the Company agreed to re-price certain existing warrants. Accordingly, warrants to purchase 199,581 shares of common stock at a price between $5.00 and $2.5125 per share and expiring between September and November 2005 were re-priced and may now be exercised at a price of $1.00 per share, resulting in a preferred stock dividend in the amount of $23,176.

On June 8, 2004, the Company designated and subsequently issued 1,100,000 of Series C Convertible Preferred Stock (“Series C”) for sale to Dragon Nominees Limited (“Dragon”) for cash in the amount of $1,100,000, less $75,000 in fees related to the financing. The Series C have no mandatory dividend or voting rights, and have a liquidation preference of $1.00 per share. The shares of Series C Preferred Stock are convertible at any time by the holder into shares of common stock of the Company. The number of shares into which one share of Series C Preferred Stock is convertible is determined by dividing $1.00 by the Conversion Price. The Conversion Price per share for the Series C Preferred Stock is equal to 80% of the market price of the Company’s common stock; provided, however, that upon the occurrence and during the continuance of certain uncured events of default, the Conversion Price per share for the Series C Preferred Stock is be equal to 70% of the Market Price. However, in no event shall the Conversion Price be less than $.05 per share or exceed $.25 per share. The Market Price of the Company’s common stock is be equal to the average of the lowest three inter-day bid prices of the Company’s Common Stock during the ten (10) trading days immediately preceding the date of conversion; provided, that such ten (10) trading day period shall not include any trading days during the occurrence of certain events described in the Certificate of Designations for the Series C. In addition, in connection with this financing, the

MOLECULAR IMAGING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

NOTE 7—CAPITALIZATION (CONTINUED)

Preferred Stock (Continued)

Company also agreed to issue warrants to Dragon to purchase up to 1,000,000 shares of common stock at an exercise price of $0.25 per share, expiring in three years from June 2004. The Series C has a beneficial conversion feature in the amount of $522,220 which has been included the net loss available to common shareholders.

Common Stock

The Company has authorized for issuance ninety million (90,000,000) shares of common stock, having one hundredth of a cent ($0.0001) par value per share. On June 30, 2004 and 2003 the Company had 56,267,801 and 55,531,272 shares of common stock issued and outstanding, respectively.

Stock Options

The Company’s Board of Directors and stockholders adopted the 1999 Stock Option Plan pursuant to which incentive stock options or nonstatutory stock options to purchase up to 8,000,000 shares of common stock may be granted to employees, directors and consultants. Stock options expire through April 10, 2013 and vesting over service periods that range from zero to ten years.

As of June 30, 2004, the Company has granted options to purchase 3,123,070 shares of common stock as follows:

	Exercise Price	Number of Shares	Vested Shares
Outstanding, June 30, 2002	$.45 - $4.63	4,082,709	3,268,045
Granted	$.17 - $ .74	2,343,490	1,145,305
Exercised		(187,500)	(187,500)
Cancelled	$.43 - $3.42	(1,919,542)	(1,669,521)

Outstanding June 30, 2003	$.17 - $4.63	4,319,157	2,556,329
Granted	$.22 - $.34	450,000	180,548
Exercised	$.17	(2,000)	(2,000)
Cancelled	$.17 - $4.63	(1,644,087)	(440,765)

Outstanding, June 30, 2004	$.17 - $3.00	3,123,070	2,294,112

The Company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” under which no compensation cost for stock options is recognized for the stock option awards granted at or above fair market value. However, during the years ended June 30, 2004 and 2003 the Company recognized compensation expense of $0 and $82,603, respectively.

MOLECULAR IMAGING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

NOTE 7—CAPITALIZATION (CONTINUED)

Stock Options (Continued)

Had compensation expense for the Company’s 1999 Stock Option Plan been determined based upon fair values at the grant dates for awards under the plan in accordance with SFAS No. 123, “Accounting for Stock- Based Compensation,” the Company’s net income (loss) and income (loss) per share would have been increased to the pro forma amounts indicated below. Additional stock option awards are anticipated in future years.

	June 30,
	2004	2003
Net loss from continuing operations
As reported	$(9,051,200)	$(1,260,513)
Pro forma	(9,260,653)	(1,564,186)
Loss per share from continuing operations
As reported	$(0.16)	$(0.02)
Pro forma	(0.17)	(0.03)
Net income (loss) available to common stockholders
As reported	$(9,323,420)	$643,593
Pro forma	(9,532,873)	339,920
Income (loss) per share available to common stockholders
As reported	$(0.17)	$0.01
Pro forma	(0.17)	0.01

Warrants

At June 30, 2004 warrants were outstanding to purchase 7,640,756 shares of common stock at exercise prices between $0.29 to $7.00 per share, and at the average of the last reported sale price of the common stock for the five trading days preceding the issue date. These warrants expire between July 12, 2003 and December 1, 2008. The Company recognized compensation expense to employees or directors of $0 and $23,810 during the years ended June 30, 2004 and 2003, respectively.

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

The Memorandum of Agreement provides for a distribution to the Company of 8.42% of LRC’s net distributable cash flow, until a total of $210,573 has been distributed and then the distribution of 5.05% of net distributable cash flow, subject to future dilution. The Memorandum of Agreement stopped the accrual of interest at June 1, 1999. At the date of the Memorandum of Agreement, the Company canceled $47,447 of accrued interest from the original investment and at June 30, 2004 and 2003 accrued interest on the investment was $10,573.

MOLECULAR IMAGING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

NOTE 8—RELATED PARTY TRANSACTIONS (CONTINUED)

Subordinated Equity Participation (Continued)

On June 30, 2004, the Company recorded an impairment loss on investment in the amount of $200,000 based on LRC’s prior performance history.

Due from London Radiosurgical Centre, Ltd

LRC provided office space and administrative expenses under normal commercial terms to The London PET Centre Limited during the period in which the Company owned The London PET Centre Limited. The Company advanced amounts to LRC in prior years for working capital, with a balance due from London Radiosurgical Centre, Ltd in the amount of $93,112 and $127,123 at June 30, 2004 and 2003, respectively. The advances are covered by a continuing corporate guarantee. The Company has received an additional $50,924 subsequent to year end.

Loans

On August 23, 2000, the Company received an eight percent (8%) bridge loan from a director and stockholder in the amount of $200,000, with an original due date of October 11, 2000. The loan’s due date has been extended several times and the Company has agreed to make monthly payments of $10,000 per month beginning January 8, 2002, until paid in full. At June 30, 2004 and 2003, the loan has a principal balance of $60,000 and $122,692, respectively.

NOTE 9—IMPAIRMENT OF LONG-LIVED ASSETS

The wide spread acceptance of the MI/CT combined technology has caused the demand for non combined MI systems to soften and as a result we have evaluated the recoverability of the carrying amount of our long-lived MI system assets, in accordance with SFAS 144. An impairment is assessed when the undiscounted expected future cash flow derived from the asset is less than its carrying amount. Management used judgment based upon the most current facts and circumstances when applying these impairment rules. Based upon the analysis performed on the MI systems, an impairment loss of $3,261,066 was recorded to reduce certain of these impaired assets to their fair market value as of June 30, 2004.

NOTE 10—CHANGE IN ESTIMATE

The Company changed the remaining useful lives of certain MI systems from 7 years to 5.5 years and additional depreciation expense in the amount of $191,970 resulting from this change in estimate is included in the statement of operations for the year ended June 30, 2004.

MOLECULAR IMAGING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

NOTE 11—INCOME TAXES

At June 30, 2004 the Company has a net operating loss carryforward for tax purposes of approximately $24,244,247 which expires through the year 2024. The Internal Revenue Code contains provisions, which may limit the loss carryforward available if significant changes in stockholder ownership of the Company occur.

The components of the provision for income taxes for the years ended June 30, 2004 and 2003 are as follows:

	June 30,
	2004	2003
Current
Foreign	$—	$—
Federal	—	—
State	37,759	46,818

	37,759	46,818
Deferred
Foreign	—	—
Federal	—	—

State	—	—

Provision for income taxes	$37,759	$46,818

The components of the net deferred tax assets were as follows:

	June 30,
	2004	2003
Deferred tax assets
Non-cash compensation	$1,406,446	$897,426
Allowance for Bad Debts	484,271	171,560
Organization and start-up costs	0	26,033
Asset Impairment	1,542,344	0
State tax benefit and other	207,617	63,233
Net operating loss carryforward	9,064,162	8,581,300

	12,704,840	9,739,552
Deferred tax liabilities
Depreciation	2,238,386	2,075,756
State tax expense	403,450	540,093

	2,641,836	2,615,849

	10,063,004	7,123,703

Less valuation allowance	(10,063,004)	(7,123,703)

Net deferred tax assets	$—	$—

MOLECULAR IMAGING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

NOTE 12—LONG TERM DEBT

Long term debt at June 30, 2004 and 2003 consists of the following:

	2004	2003
Promissory Note with no interest, due in monthly Installments of $500, with first payment beginning On February 1, 2002.	$5,000	$11,000
Promissory Note with interest at a rate of 11% per annum, due in monthly installments of $2,343, with the first payment beginning on January 1, 2002, with a variable 5% to 1% prepayment penalty.	36,429	61,194

	41,429	72,194
Less current portion	20,149	(28,481)

Long term debt, net of current portion	$21,280	$43,713

The maturities of long term debt for each of the three years subsequent to June 30, 2004, are as follows:

Year Ending June 30,
2005	20,149
2006	21,280

$41,429

NOTE 13—COMMITMENTS

Equipment under capital lease is included in property and equipment as follows:

	June 30,
	2004	2003
Equipment	$27,208,939	$23,023,223
Less accumulated amortization	(12,247,488)	(8,648,494)

Net capital lease assets	$14,961,451	$14,374,729

The Company leases office space and certain MI equipment under non-cancelable operating leases. The office lease expires in August 2008 and the equipment leases expire through January 2008.

Rent expense for the years ended June 30, 2004 and 2003 was $2,310,441 and $2,414,452, respectively.

The Company leases certain other MI equipment under capital leases. The equipment leases expire through January 2008. The capital leases are secured by the Company’s assets. In connection with the settlement of prior litigation with a third party, the Company has agreed to purchase two MI/CT scanners and service agreements, subject to obtaining financing acceptable to the Company.

The Company obtained a waiver of its noncompliance with its financial ratio covenant with one of its equipment lessors through December 31, 2004.

MOLECULAR IMAGING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

NOTE 13—COMMITMENTS (CONTINUED)

The following is a schedule by year of the future minimum lease payments at June 30, 2004 based on contracted payments. Obligations under capital lease have been classified as short term.

Years Ending June 30,	Capital Lease	Operating Leases
Past Due Payments	$864,835	$—
2005	7,003,318	1,543,985
2006	8,192,058	2,209,982
2007	2,814,488	1,082,156
2008	2,600,881	291,502
2009	1,444,866	48,878
2010	468,531	—

	23,088,937	$5,176,503

Less amount representing interest at 11.95%	(6,075,577)

Present value of minimum lease payments	$17,013,360

NOTE 14—RETIREMENT PLAN

On August 1, 2001 the Company established a defined contribution plan covering substantially all of its employees. Participation is limited to all regular employees who meet specific age and service requirements. The Company made no contributions during the years ended June 30, 2004 and 2003.

NOTE 15—CONCENTRATIONS OF CREDIT RISK

The Company maintains cash with various major financial institutions in excess of the Federal Deposit Insurance Corporation limits. The Company continually monitors its position with the financial institutions and management believes the risk of incurring losses related to this credit risk is remote.

NOTE 16—SEGMENT INFORMATION

The Company’s principal business is providing molecular imaging services to hospitals and other health care providers on a fixed or mobile-shared user basis within the United States.

In August of 2003, a subsidiary of the Company acquired a cyclotron facility located in San Diego, California. A cyclotron is used to produce radiopharmaceuticals such as Fluorine-18, Nitrogen-13, Oxygen-15 and Flurodeoxyglucose (“FDG”), which are some of the radiopharmaceuticals used for MI procedures. FDG is the primary radiopharmaceutical that is injected into a patient before a MI procedure. There were no sales of radiopharmaceuticals during the year ended June 30, 2004.

MOLECULAR IMAGING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

NOTE 17—EARNINGS (LOSS) PER SHARE (CONTINUED)

The computations of basic and diluted earnings per share from continuing operations for the years ended June 30, 2004 and 2003 were as follows:

	June 30,
	2004	2003
Income (loss) per share—basic
Numerator:
Net income (loss)—available to Common stockholders	$(9,323,420)	$643,593
Denominator:
Weighted-average shares	55,847,081	54,292,673

Income (loss) per share—basic	$(0.17)	$0.01

Income (loss) per share—diluted
Numerator:
Net income (loss)—available to Common stockholders	$(9,323,420)	$643,593
Denominator:
Weighted-average shares	55,981,918	54,627,390

Income (loss) per share—diluted	$(0.17)	$0.01

The weighted average shares listed below were not included in the computation of diluted income (loss) per share because to do so would have been antidilutive for the years ended June 30, 2004 and 2003:

	June 30,
	2004	2003
Cumulative convertible redeemable preferred stock common stock equivalent	444,082	—
Employee stock options	2,737,210	3,880,528
Warrants	8,295,308	13,849,247

NOTE 18—ASSET BASED FINANCING

In May 2003 the Company entered into a $3,200,000 asset-based financing arrangement with a financial institution, which expires on May 12, 2006. The amounts borrowed by the Company under this financing arrangement are used to pay its general operating expenses. Amounts available under the arrangement are limited to approximately 85% of qualified accounts receivable following an amendment dated May 1, 2004. The balance at June 30, 2004 and June 30, 2003 was $1,480,405 and $1,554,628, respectively and is secured by certain of the Company’s assets, including the accounts receivable. The purchase fee percent is calculated at 0.032% per day. The Company was late with its annual reporting requirement.

In May 2003 the Company issued warrants to purchase 10,000 shares of common stock to the financial institution at an exercise price of $0.20 per share, expiring in three years.

NOTE 19—GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. However, the Company experienced a net loss for the fiscal year ended June 30, 2004 of ($9,051,200), compared to a net loss from continuing operations for the fiscal year ended June 30, 2003 of ($1,260,513), and has an accumulated deficit of ($34,568,174) as of June 30, 2004. The Company also became overdue to several

MOLECULAR IMAGING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

NOTE 19—GOING CONCERN (CONTINUED)

of its critical vendors during the fiscal year ended June 30, 2004. The Company was required to restructure its equipment leases with Siemens Financial Services, Inc. (“Siemens”) and GE Healthcare Financial Services, Inc. (“GE”) in order to lower the monthly lease payments until December 31, 2004. However, the Company’s monthly lease obligations to Siemens and GE will resume to full payment commencing January 2005. There is substantial uncertainty with respect to the Company’s ability to resume such full payments in January 2005. The Company has therefore been required to classify the entire amount of the Company’s outstanding debt obligation to Siemens and GE under current liabilities on its consolidated balance sheet.

This net loss, accumulated deficit, and resumption of full payment of its monthly lease obligations to Siemens and GE in January 2005, raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continued existence is dependent upon its ability to resolve its liquidity problems, principally by increasing revenues to cover operating expenses, reducing operating expenses, and obtaining additional equity or debt financing. While pursuing additional equity or debt financing, the Company must continue to operate on limited cash flows generated internally. In the event the Company cannot raise additional debt or equity financing, or increase its revenues and/or decrease its operating expenses, by January 2005 in order to resume full payments to Siemens and GE under the monthly equipment leases, the Company will likely become in default under the lease restructuring agreements with Siemens and GE. In the event of such a default, Siemens and GE would have the right to terminate the Siemens leases and GE leases, respectively; repossess the molecular imaging equipment operated by the Company under the leases; and demand payment for all costs and expenses related to repossessing and reselling the equipment. A default under the Siemens leases and GE leases could also result in a default under the three molecular imaging equipment leases assigned to Ascendant PET Partners-I, LLC (“PET Partners”) in May of 2003. In the event of such a default, PET Partners would also be entitled to repossess the equipment and demand payment for costs and expenses. The Company generates substantially all of its revenue from the operation of the molecular imaging equipment under these leases. The repossession of all or a portion of this molecular imaging equipment would result in the Company’s inability to generate further revenues.

In addition, we will be required to raise additional debt or equity capital to add or acquire additional mobile or stationary molecular imaging sites. However, there can be no assurance as to whether, when, or upon what terms the Company will be able to consummate any financing to raise any additional debt or equity capital.

NOTE 20—SUBSEQUENT EVENTS

On September 30, 2004, the Company entered into a Restructuring Agreement (the “GE Restructuring Agreement”) with GE to restructure the GE Leases. Under the terms of the GE Restructuring Agreements, the Company and GE agreed that the Company’s monthly payment obligations under the GE Leases is reduced by 50 percent for the period commencing November 2003 and ending December 2004. The terms of the GE Restructuring Agreement results in the reduction of the Company’s aggregate monthly payments under the GE Leases from approximately $226,000 to $113,000. The reduction of the payment obligation during this period is deferred to the end of the terms of the GE Leases. Under the terms of the GE Restructuring Agreement, GE agreed, in exchange for the Company’s timely reduced payments through December 31, 2004, to waive any current default under the terms of the GE Leases. Commencing January 2005, the Company will be required to resume the full monthly payment obligations under the GE Leases through the completion of their terms, which expire at various times from February 2005 to June 2006. The GE Restructuring Agreement also contains certain financial and operational covenants applicable to the Company.

In September 2004, Paul Crowe, our Chairman, Chief Executive Officer and founder, resigned as an officer and director of the Company.

MOLECULAR IMAGING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

NOTE 20—SUBSEQUENT EVENTS (CONTINUED)

On October 12, 2004, the Board of Directors appointed Kenneth Frederick as Chief Executive Officer of the Company and entered into an employment agreement with Mr. Frederick. At the time of his appointment, Mr. Frederick was a director of the Company, having been nominated by Dragon pursuant to the terms of the July 2002 Securities Purchase Agreement between the Company and Dragon. The terms of the employment agreement provide for (i) a base salary of $260,000 per annum; (ii) a term from October 12, 2004 until November 15, 2005, subject to certain Company termination rights and severance obligations; (iii) a housing allowance of $4,000.00 per month; and (iv) fringe benefits as received by other members of senior management of the Company. In connection with the employment agreement, the Company has issued Mr. Frederick 250,000 options under the Company’s 1999 Stock Option Plan. The options vest monthly over a period of 12 months and have an exercise price of $.08 per share. The Company also issued Mr. Frederick 900,000 warrants to purchase Company common stock. These warrants also vest monthly over a period of 12 months and have an exercise price of (i) $.08 per share for the purchase of shares 1 to 300,000 vested and purchased; (ii) $.16 per share for the purchase of shares 300,001 to 599,999 vested and purchased; and (iii) $.24 per share for the purchase of shares 600,00 to 900,000 vested and purchased.

In October 2004, Dragon agreed to waive certain rights it has under the July 2002 Securities Purchase Agreement with the Company with respect to the nomination of a designee to the Company’s Board of Directors until the first to occur of (i) the date which is six (6) months after the effective date that Mr. Frederick became Chief Executive Officer or (ii) the date which Mr. Frederick is no longer a member of the Company’s Board of Directors.

In October 2004, Dragon and the Company entered into an amendment to the June 2004 Subscription Agreement to allow the Company to delay the requirement to file a registration statement with respect to Company securities held by Dragon until February 15, 2005.

In October 2004, Robert Bush, a director of the Company, notified the Company that he did not intend to stand for re-election as a director at our upcoming fiscal year 2004 annual stockholders meeting.

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

ITEM 8A.    CONTROLS AND PROCEDURES

As of the end of the period covered by this annual report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer, concluded that as of the date of that evaluation our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. It should be noted that the design of any systems of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Also, we have investments in certain unconsolidated entities. Since we do not control or manage these entities, our disclosure controls and procedures with respect to those entities are substantially more limited than those we maintain with respect to our consolidated subsidiaries. These unconsolidated entities are not considered material to our consolidated financial position or results of operations.

Our management, including the Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that there has been no such change during the period covered by the report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

ITEM 9 – DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The information required as to this Item is incorporated herein by reference from the data under the caption “Information Concerning Nominees and Continuing Directors” and “Executive Officers” in the Proxy Statement to be used in connection with the solicitation of proxies to be voted at our Annual Meeting of Stockholders.

ITEM 10 – EXECUTIVE COMPENSATION

The information required as to this Item is incorporated herein by reference from the data under the captions “Executive Compensation and Other Information,” “Report on Executive Compensation and Employment Agreements” in the Proxy Statement to be used in connection with the solicitation of proxies to be voted at our Annual Meeting of Stockholders.

ITEM 11 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required as to this Item is incorporated herein by reference from the data under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in the Proxy Statement to be used in connection with the solicitation of proxies to be voted at our Annual Meeting of Stockholders.

ITEM 12 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required as to this Item is incorporated herein by reference from the data under the caption “Certain Relationships and Related Transactions” in the Proxy Statement to be used in connection with the solicitation of proxies to be voted at our Annual Meeting of Stockholders.

ITEM 13.    EXHIBITS

The following exhibits are included as part of this Form 10-KSB, except those exhibits marked as having previously been filed with the Securities and Exchange Commission and which are incorporated by reference to another registration statement, report or document. References to the “Company” in this Exhibit List mean Molecular Imaging Corporation, a Delaware corporation.

Exhibit No.	Description	Reference

3.1	Amended and Restated Certificate of Incorporation	(13)

3.2	Amended and Restated Bylaws	(1)

3.3	Certificate of Designation of Series A Convertible Preferred Stock	(3)

3.4	Certificate of Designation of Series B Convertible Preferred Stock	(4)

3.5	Certificate of Designations of Series C Convertible Preferred Stock	(12)

10.8	Form of Positron Emission Tomography Mobile Services Agreement	(1)

10.9	Promissory Note with The London Radiosurgical Centre, Ltd.	(1)

10.10	Letter Agreement with The London Radiosurgical Centre, Ltd.	(1)

10.11	Employment Agreement with Mr. Crowe	(1)

10.12	Employment Agreement with Mr. Corlett, as amended	(1)

10.17	1999 Stock Option Plan	(5)

10.32	Form of Corporate and Personal Guaranty of NeuroTechnologies International, Inc. and Paul Crowe, respectively, for the debt of London Radiosurgical Centres, Ltd. to the Company dated July 1, 2000	(4)

10.35	Share Purchase Agreement dated 12 July 2002 by and between the Company, Integrated Healthcare Management S.A. and Paul Crowe for the sale of The London P.E.T. Centre Limited and Mobile P.E.T. Leasing Limited	(6)

10.36	Securities Purchase Agreement, dated July 12, 2002 by and between the Company, Ivan Bradbury and Integrated Healthcare Management S.A.	(6)

10.37	Warrant Agreement dated July 31, 2002, to Dragon Nominees Limited to purchase 3,000,000 shares of common stock at $0.448 per share	(6)

10.38	Registration Rights Agreement dated July 31, 2002, by and between the Company and Dragon Nominees Limited	(6)

10.39	Stock Purchase Agreement, dated July 15, 2002, by and between the Company and Bernd Steudle	(6)

10.40	Warrant Agreement to Bank J. Vontobel & Sons, AG to purchase 375,000 shares of common stock at $0.448 per share.	(6)

10.41	Registration Rights Agreement dated July 31, 2002 between the Company and Bernd Steudle.	(7)

Exhibit No.	Description	Reference

10.42	Redemption Agreement dated July 31, 2002 between the Company and York, LLC.	(7)

10.43	Common Stock Purchase Warrant dated March 22, 2002 between the Company and Paul Crowe to purchase 1,366,510 shares of common stock at $0.35 per share.	(7)

10.45	Form of Common Stock Purchase Warrant issued by Company prior to June 30, 2002 for compensation or otherwise.	(7)

10.47	Employment Agreement dated December 1, 2002 between the Company and Steven J. Davis.	(8)

10.49	Notice and Acknowledgement of Assignment dated May 5, 2003 by and between FINOVA Capital Corporation, the Company, Ascendiant PET Partners I, LLC and Paul J. Crowe.	(9)

10.50	Equipment Lease Modification Agreement dated May 2, 2003 between Ascendiant and the Company.	(9)

10.51	Modification Agreement (Security Agreement) dated May 2, 2003 between Ascendiant and the Company.	(9)

10.52	Purchase and Security Agreement dated as of May 12, 2003 between Meridian Commercial Healthcare Finance, LLC (“Meridian”) and the Company.	(9)

10.53	Form of Ascendiant Warrant Agreement dated May 12, 2003.	(9)

10.51	Form of Meridian Warrant Agreement dated May 12, 2003.	(9)

10.55	Operating Agreement of Cyclotron LLC dated July 23, 2003.	(10)

10.56	Asset Purchase and LeaseBack Agreement dated August 15, 2003 between The Regents of the University of California, Molecular Imaging Cyclotron LLC and Molecular Imaging Sorrento Valley LLC.	(10)

10.58	Compliant Alliance Sole Source Agreement dated September 30, 2003 between Siemens Medical Solutions USA, Inc. and the Company.	(11)

10.60	Subscription Agreement dated as of June 8, 2004 between Dragon Nominees Limited and the Company.	(12)

10.61	Warrant To Purchase Common Stock dated as of June 8, 2004 issued by the Company to Dragon Nominees Limited.	(12)

10.62	Sublease dated April 12, 2004 between Verio, Inc. and the Company.	(13)

10.63	Addendum Master Equipment Lease Agreement dated June 16, 2004 between Siemens Financial Services, Inc. (“Siemens Financial”) and the Company	(13)

10.64	Addendum Master Equipment/Service Agreement dated June 16, 2004 between Siemens Financial and the Company.	(13)

10.65	Warrant To Purchase Common Stock dated as of June 16, 2004 issued by the Company to Siemens Financial.	(13)

10.66	Restructuring Agreement dated as of September 24, 2004 between the Company and General Electric Capital Corporation.	(13)

10.67	Dragon Waiver Under July 2002 Securities Purchase Agreement dated October 7, 2004	(13)

10.68	First Amendment to Dragon Subscription Agreement dated October 12, 2004	(13)

Exhibit No.	Description	Reference

10.69	Employment Agreement with Kenneth C. Frederick	(13)

10.70	Warrant to Kenneth C. Frederick	(13)

14	Code of Ethics	(13)

21	Subsidiaries of the Registrant.

23.1	Consent of Independent Accountants.

31.1	Certification of Kenneth C. Frederick, Chief Executive Officer.

31.2	Certification of Dennis M. Mulroy, Chief Financial Officer.

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

(1)	Previously filed as an Exhibit to the Company’s Form 10SB filed with the Securities and Exchange Commission (the “SEC”) on October 19, 1999.

(2)	Previously filed as an Exhibit to the Company’s Form 10SB, Amendment No. 1, filed with the SEC on February 9, 2000.

(3)	Previously filed as an Exhibit to the Company’s Form 10SB, Amendment No. 2, filed with the SEC on March 16, 2000.

(4)	Previously filed as an Exhibit to the Company’s Form 10-KSB for the fiscal year ended June 30, 2000, filed with the SEC on October 11, 2000.

(5)	Previously filed as an Exhibit to the Company’s Form 10SB, filed with the SEC on October 19, 1999, and subsequently amended by vote of the stockholders, held April 6, 2001, as reported on the Company’s Form 10-QSB for the period ended March 31, 2001, filed with the SEC on May 23, 2001.

(6)	Previously filed as an Exhibit to the Company’s Form 8-K, filed with the SEC on August 6, 2002.

(7)	Previously filed as an Exhibit to the Company’s Form 10-KSB, filed with the SEC on September 27, 2002.

(8)	Previously filed as an Exhibit to the Company’s Form 10-QSB, filed with the SEC on February 13, 2003.

(9)	Previously filed as an Exhibit to the Company’s Form 8-K, filed with the SEC on May 15, 2003.

(10)	Previously filed as an Exhibit to the Company’s Form 10-KSB/A filed with the SEC on September 30, 2004.

(11)	Previously filed as an Exhibit to the Company’s Form 10-QSB filed with the SEC on November 13, 2003.

(12)	Previously filed as an Exhibit to the Company’s Form 8-K filed with the SEC on June 9, 2004.

(13)	Filed as an Exhibit herewith

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by Peterson & Co., LLP for professional services rendered for the audit of our annual financial statements for fiscal years ended June 30, 2003 and June 30, 2004, and the reviews of the financial statements included in our Forms 10-QSB and other Securities and Exchange Commission filings, were approximately $138,000 and $129,000 (as of June 30, 2004) respectively.

Audit-Related Fees

The aggregate fees billed by Peterson & Co., LLP for professional services rendered for audit related fees for the fiscal year ended June 30, 2003 and June 30, 2004 were $0 and $0, respectively.

Tax Fees

The aggregate fees billed by Peterson & Co., LLP for professional services rendered for tax fees for the fiscal year ended June 30, 2003 and June 30, 2004 were $0 and $0, respectively.

All Other Fees

There were no other fees billed by Peterson & Co., LLP for the fiscal year ended June 30, 2003 or June 30, 2004 other than the fees described above.

The Audit Committee has complied with the requirement to engage and approve in advance the audit of the Company’s financial statement and has approved of Peterson & Co., LLP as our independent auditors for the year ending June 30, 2004.

The Audit Committee has adopted a policy requiring that any and all non-audit services to be performed for the Company by the Company’s independent auditors must be pre-approved by the Audit Committee.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOLECULAR IMAGING CORPORATION, a Delaware corporation

By:	/s/ Kenneth C. Frederick
Name:	Kenneth C. Frederick
Title:	Chief Executive Officer

Date:	October 15, 2004

In accordance with Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ AXEL STEUDLE
Name:	Axel Steudle
Title:	Director

Date: October 15, 2004

/s/ Kenneth C. Frederick
Name:	Kenneth C. Frederick
Title:	Director

Date: October 15, 2004

/s/ Peter S. Conti
Name:	Peter S. Conti, M.D., Ph.D
Title:	Director

Date: October 15, 2004

/s/ ROBERT C. BUSH
Name:	Robert C. Bush
Title:	Director

Date: October 15, 2004

/s/ Dennis M. Mulroy
Name:	Dennis M. Mulroy
Title:	Chief Financial Officer

Date: October 15, 2004