Form 10QSB
period 2004-09-30
MOLECULAR IMAGING CORP
filed 2004-11-23
CIK 1097181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

9530 Towne Centre Drive, Suite #120

San Diego, California 92121

(Address of principal executive offices)

(858) 642-0032

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

There were 56,267,801 shares outstanding of the issuer’s Common Stock as of November 9, 2004.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

MOLECULAR IMAGING CORPORATION AND SUBSIDIARIES

For the quarterly period ended September 30, 2004

MOLECULAR IMAGING CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheet

September 30, 2004 (Unaudited) and June 30, 2004 (Audited)

	September 30, 2004	June 30, 2004
ASSETS
Current assets
Cash	$203,380	$213,571
Accounts receivable, net	2,950,511	3,086,335
Prepaid expenses	275,471	198,784
Deposits and other assets	157,766	146,707

Total current assets	3,587,128	3,645,397

Property and equipment, net	13,244,447	14,141,267

Other assets
Due from London Radiosurgical Centre, Ltd	52,761	103,685
Prepaid rent and financing costs	1,114,442	1,131,803

Total assets	$17,998,778	$19,022,152

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable	$1,072,845	$1,673,697
Asset backed financing facility	1,477,232	1,480,405
Current portion of long-term debt	45,551	20,149
Loans payable to related parties	50,000	60,000
Deferred rent	675,122	575,000
Accrued and other liabilities	1,691,841	1,617,438
Obligations under capital lease - current	16,725,231	17,013,360

Total current liabilities	21,737,822	22,440,049

Noncurrent liabilities
Obligations under capital lease, net	—	—
Long-term debt	235,736	21,280
Deferred gain	85,492	89,063

Total liabilities	22,059,050	22,550,392

Minority interest	(73,814)	—

Stockholders’ equity (deficit)
Common stock; $0.0001 par value; 140,000,000 shares authorized; 56,267,801 shares issued and outstanding at September 30, 2004 and June 30, 2004	5,628	5,628
Preferred stock; $0.0001 par value; 10,000,000 shares authorized; 1,100,000 shares issued and outstanding at September 30, 2004 and June 30, 2004	1,025,000	1,025,000
Additional paid in capital	30,009,306	30,009,306
Accumulated deficit	(35,026,392)	(34,568,174)

Total stockholders’ (deficit)	(3,986,458)	(3,528,240)

Total liabilities and stockholders’ (deficit)	$17,998,778	$19,022,152

See accompanying notes.

MOLECULAR IMAGING CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

For the Quarter ended September 30, 2004 and 2003

(Unaudited)

	Quarter Ending September 30, 2004	Quarter Ending September 30, 2003
Revenue, net
Service Revenue	$5,018,076	$5,624,237
Cyclotron revenue	16,800	—

Total revenue, net	5,034,876	5,624,237

Cost of revenues
Cost of service revenue	2,806,156	3,472,017
Cost of cyclotron revenue	47,698	—

Total cost of revenues	2,853,854	3,472,017

Gross profit	2,181,022	2,152,220

Expenses
Selling and marketing	346,691	284,459
General and administrative	1,503,422	1,598,534
Asset impairment loss	177,231	—

Total expenses	2,027,344	1,882,993

Income from operations	153,678	269,227

Other income (expense)
Interest income	130	317
Other income (expense)	2,235	(9,089)
Interest expense	(688,075)	(681,382)

Total other income (expense)	(685,710)	(690,154)

Loss before provision for income taxes and minority interest	(532,032)	(420,927)
Provision for income taxes	—	—

Net loss before minority interest	(532,032)	(420,927)

Minority interest	(73,814)	(12,878)

Net loss	$(458,218)	$(408,049)

Earnings per share
Loss per share - basic	$(0.01)	$(0.01)

Loss per share - diluted	$(0.01)	$(0.01)

Weighted average number of shares - basic	56,267,801	55,808,104

Weighted average number of shares - diluted	72,685,711	55,808,104

See accompanying notes.

MOLECULAR IMAGING CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Quarters Ended September 30, 2004 and 2003

(Unaudited)

	2004	2003
Cash flows from operating activities
Net loss	$(458,218)	$(408,049)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	1,040,366	991,401
Noncash asset impairment	177,231	—
Loss on sale and lease back	—	(150,000)
Minority interest in net loss of subsidiary	(73,814)	(12,878)
Interest	—	10,000
Deferred gain	(3,571)	(2,632)
Deferred rent	100,122	—
(Increase) decrease in operating assets
Accounts receivable	135,824	(950,131)
Due from London Radiosurgical Centre, Ltd.	50,924	—
Prepaid rent and financing costs	(59,326)	11,420
Deposits and other assets	(11,059)	(31,742)
Increase (decrease) in operating liabilities
Accounts payable	(359,495)	1,042,414
Accrued and other liabilities	74,403	16,595

Net cash provided by operating activities	613,387	516,398

Cash flows from investing activities
Capital expenditures	(15,413)	(900,000)
Proceeds from sale of capital assets	—	1,250,000

Net cash (used in) provided by investing activities	(15,413)	350,000

Cash flows from financing activities
Asset backed financing facility, net	(3,173)	464,455
Payments on loans	(11,499)	(46,747)
Payments on obligations under capital lease	(593,493)	(980,652)
Common stock issued through exercise of options	—	78,749
Investment in subsidiary	—	250,000

Net cash used in financing activities	(608,165)	(234,195)

Net (decrease) increase in cash	(10,191)	632,203
Cash - beginning of period	213,571	113,130

Cash - end of period	$203,380	$745,333

SUPPLEMENTAL DISCLOSURES
Interest paid	$688,075	$681,382

NON CASH INVESTING AND FINANCING ACTIVITIES
Equipment under capital lease	$112,717	$6,195,179
Obligations under capital lease	$289,948	$6,195,179
Conversion of note receivable to capital expenditure	$—	$500,000
Capitalized interest	$—	$27,679
Conversion of liability to note payable	$241,357	$—

See accompanying notes.

PART 1.

MOLECULAR IMAGING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by Molecular Imaging Corporation (the “Company”) in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-QSB and Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending June 30, 2005. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to the consolidated financial statements for the year ended June 30, 2004.

The consolidated financial statements include the accounts of the Company and its subsidiaries (Sorrento Valley Pet L.L.C., Cyclotron L.L.C. and Molecular Imaging Houston L.L.C.). All significant intercompany transactions have been eliminated in consolidation.

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

Revenue Recognition

Service revenues are recognized when services are rendered. Product revenues are recognized when products are shipped.

Service revenues from third party payors are reported net of contractual allowances. Contractual allowances are a normal industry practice and are a result of third party reimbursements for services performed based on allowable cost. Revenue under third party payor agreements is subject to adjustment. Provisions for estimated third party payor settlements are provided in the period the related services are rendered. Differences between estimated amounts and accrued and interim and final settlements are reported in operations in the year of settlement. Contractual allowances are $271,126 at September 30, 2004 and June 30, 2004, respectively.

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

Recent accounting Pronouncements

There are no recent accounting pronouncements that have had or are expected to have a material affect on the Company’s financial statements.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These changes had no impact on previously reported results of operations or stockholders’ (deficit).

NOTE 3—ACQUISITIONS

Amendments to UCSD Agreement

On September 24, 2004, the Company, Molecular Imaging Cyclotron LLC (“Cyclotron LLC”), Molecular Imaging Sorrento Valley LLC (“Sorrento Valley LLC”), and The Regents of the University of California (“UCSD”) entered into a binding term sheet in which the parties agreed to amend the Asset Purchase and LeaseBack Agreement dated August 15, 2003 (the “UCSD Agreement”). Under the terms of the UCSD Agreement, UCSD may elect to contribute certain assets to Cyclotron LLC and Sorrento Valley LLC in exchange for a membership interest in such LLCs. The material terms of the amendment extended the deadline by which UCSD may elect to become a member of Cyclotron LLC and Sorrento Valley LLC; extended the date by which Cyclotron LLC and Sorrento Valley LLC must accrue for additional rent to UCSD, from fiscal years 2004 and 2005, to fiscal years 2006 and 2007, and requires the Company to use commercially reasonable efforts to cause MarCap Corporation to consent to the assignment of the MI scanner equipment lease from UCSD to a third party in order to allow for the financing of a new MI/CT unit at the Sorrento Valley center.

NOTE 4—ACCOUNTS RECEIVABLE

Accounts receivable consist of the following at September 30, 2004 and June 30, 2004:

	September 30, 2004	June 30, 2004
Accounts receivable	$4,075,737	$4,211,561
Less: Allowance for doubtful accounts	(854,100)	(854,100)
Contractual allowance	(271,126)	(271,126)

Accounts receivable, net	$2,950,511	$3,086,335

NOTE 5—PROPERTY AND EQUIPMENT

Property and equipment consist of the following at September 30, 2004 and June 30, 2004:

	September 30, 2004	June 30, 2004
Computer equipment	$1,176,171	$1,160,758
Office furniture and fixtures	164,562	164,562
Office equipment	13,291	13,291
Leasehold improvements	265,417	250,000
MI and related equipment	25,731,041	25,618,324

	27,350,482	27,206,935
Less accumulated depreciation and amortization	(14,106,035)	(13,065,668)

Property and equipment, net	$13,244,447	$14,141,267

Depreciation and amortization expense for the three months ended September 30, 2004 and 2003 was $1,040,366 and $991,401, respectively.

NOTE 6—ASSET BASED FINANCING

In May 2003, the Company entered into a $3,200,000 asset-based financing arrangement with a financial institution, which expires on May 12, 2006. The amounts borrowed by the Company under this financing arrangement are secured by accounts receivable and are used to pay its general operating expenses. The arrangement is subject to certain restrictive covenants. Amounts available under the arrangement are limited to approximately 85% of qualified accounts receivable following an amendment dated May 1, 2004. The balance at September 30, 2004 and June 30, 2004 was $1,477,232 and $1,480,405, respectively. The purchase fee percent is calculated at 0.032% per day.

The Company issued warrants to purchase 10,000 shares of common stock to the financial institution at an exercise price of $0.20 per share, expiring in three years.

NOTE 7—PREPAID RENT AND FINANCING COSTS

Prepaid rent and financing costs consist of the following at September 30, 2004 and June 30, 2004:

	September 30, 2004	June 30, 2004
Prepaid equipment rent	$1,073,986	$1,073,986
Prepaid financing costs	40,456	57,817

Prepaid rent and financing costs	$1,114,442	$1,131,803

NOTE 8—CAPITALIZATION

Stock Options

The Company’s Board of Directors and stockholders adopted the 1999 Stock Option Plan pursuant to which incentive stock options or nonstatutory stock options to purchase up to 8,000,000 shares of common stock may be granted to employees, directors and consultants. Stock options expire through April 10, 2013 and vesting over service periods that range from zero to ten years.

As of September 30, 2004, the Company has granted options to purchase 2,708,913 shares of common stock as follows:

	Three Months Ended September 30, 2004		Year Ended June 30, 2004
	Exercise Price	Number of Shares	Exercise Price	Number of Shares
Beginning of period	$0.17-$3.00	3,123,070	$0.17-$4.63	4,319,157
Granted	—	—	$0.22-$0.34	450,000
Exercised	—	—	$0.17	(2,000)
Cancelled	$0.17-$2.40	(414,157)	$0.17-$4.63	(1,644,087)

End of period	$0.17-$3.00	2,708,913	$0.17-$3.00	3,123,070
Vested		1,929,619		2,294,112

The Company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” under which no compensation cost for stock options issued to employees is recognized for the stock option awards granted at or above fair market value. Compensation expense is recognized for stock option awards granted below fair market value with credits recorded from previously recognized expense for grants cancelled by termination of employment. However, during the three months ended September 30, 2004 and 2003 the Company recognized no compensation expense.

Had compensation expense for the Company’s 1999 Stock Option Plan been determined based on fair values at the grant dates for awards under the plan in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation”, the Company’s net income (loss) and income (loss) per share would have been reduced to the following pro forma amounts:

	Three Months Ended September 30,
	2004	2003
Net loss per share available to common stockholders
As reported	$(458,218)	$(408,049)

Pro forma	(476,251)	(424,477)

Loss per share—basic
As reported	$(0.01)	$(0.01)
Pro forma	(0.01)	(0.01)
Loss per share—diluted
As reported	$(0.01)	$(0.01)
Pro forma	(0.01)	(0.01)

Warrants

At September 30, 2004 warrants were outstanding to purchase 7,640,756 shares of common stock at exercise prices between $0.29 to $7.00 per share, and at the average of the last reported sale price of common stock for the five trading days preceding the issue date. These warrants expire between December 1, 2004 and December 31, 2008.

NOTE 9—RELATED PARTY TRANSACTIONS

Due from London Radiosurgical Centre, Ltd

There is a balance due to the Company from London Radiosurgical Centre, Ltd (“LRC”) in the amount of $52,761 and $103,685, including interest of $10,573 at September 30, 2004 and June 30, 2004, respectively. Paul Crowe, a former director and officer of the Company and a stockholder of the Company, is an affiliate of LRC.

Loans

On August 23, 2000, the Company received an eight percent (8%) bridge loan from Robert C. Bush, a director and stockholder of the Company, in the amount of $200,000, with an original due date of October 11, 2000. The loan’s due date has been extended several times and the Company has agreed to make monthly payments of $10,000 per month beginning on January 8, 2002, until paid in full. The loan is past due. At September 30, 2004, and June 30, 2004, the loan has a principal balance of $50,000 and $60,000, respectively.

NOTE 10—LONG TERM DEBT

Long-term debt at September 30, 2004 and June 30, 2004 consist of the following:

	September 30, 2004	June 30, 2004
Promissory Note unsecured with no interest, due in monthly installments of $500, with first payment beginning on February 1, 2002	$3,500	$5,000
Promissory Note unsecured with interest at a rate of 11% per annum, due in monthly installments of $2,343, with the first payment beginning on January 1, 2002, with a variable 5% to 1% prepayment penalty	36,429	36,429
Promissory Note unsecured with interest at a rate of 13.71% per annum, due in monthly installments of $4,973, with the first payment beginning on July 1, 2004,	241,358	—

	281,287	41,429

Less current portion	(45,551)	(20,149)

Long-term debt, net of current portion	$235,736	$21,280

The maturities of long-term debt for each of the three years subsequent to September 30, 2004, are as follows:

September 30,

2005	$45,551
2006	58,618
2007	177,118

$281,287

NOTE 11—COMMITMENTS

Equipment under capital lease is included in property and equipment as follows:

	September 30, 2004	June 30, 2004
MI scanners and related equipment	$25,731,041	$25,618,324
Less accumulated amortization	(13,217,195)	(12,247,488)

Net capital lease assets	$12,513,846	$13,370,836

The Company leases office space and certain MI equipment under non-cancelable operating leases. The office lease expires in August 2008.

The Company leases certain other MI equipment under capital leases. The equipment leases expire through January 2008. The Company’s assets secure the capital leases. The leases are subject to certain restrictive covenants. Rent expense under these operating leases was $449,612 and $434,756, respectively for the three months ended September 30, 2004 and 2003, respectively.

The Company obtained a waiver of its noncompliance with its financial ratio covenant with one of its equipment lessors through December 31, 2004.

The following is a schedule by year of the future minimum lease payments at September 30, 2004 based on contracted payments. Obligations under capital lease have been classified as short term in the consolidated balance sheets.

Years Ending September 30,	Capital Lease	Operating Leases
2005	$7,431,098	$1,875,542
2006	6,993,075	2,178,257
2007	2,726,854	632,364
2008	2,294,622	268,829
2009	931,450	—
2010	468,531	—

	20,845,630	$4,954,992

Less amount representing interest at 10.76%	(4,120,399)

Present value of minimum lease payments, short term	$16,725,231

NOTE 12—CONCENTRATIONS OF CREDIT RISK

The Company maintains cash with various major financial institutions in excess of the Federal Deposit Insurance Corporation limits. The Company continually monitors its position with the financial institutions and management believes the risk of incurring losses related to this credit risk is remote.

NOTE 13—EARNINGS (LOSS) PER SHARE

The weighted average shares— diluted includes 16,417,910 shares-diluted of common stock which would result from the assumed conversion of the 1,100,000 outstanding shares of Series C Convertible Preferred Stock based on the conversion price as of September 30, 2004.

The weighted average shares listed below were not included in the computation of diluted loss per share for the three months ended September 30, 2004 because to do so would have been antidilutive.

Employee Stock Options	2,708,913
Warrants	7,640,756

NOTE 14 – SEGMENT INFORMATION

The Company’s principal business is providing molecular imaging services to hospitals and other health care providers on a fixed or mobile-shared user basis within the United States.

In August of 2003, a subsidiary of the Company acquired a cyclotron facility located in San Diego, California. A cyclotron is used to produce radiopharmaceuticals such as Fluorine-18, Nitrogen-13, Oxygen-15 and Flurodeoxyglucose (“FDG”), which are some of the radiopharmaceuticals used for MI procedures. FDG is the primary radiopharmaceutical that is injected into a patient before a MI procedure. Sales of radiopharmaceuticals to third parties were $16,800 and $0 during the three months ended September 30, 2004 and 2003, respectively. $84,742 of operating costs were classified as start up costs in the quarter and are included in general and administrative expenses.

NOTE 15—IMPAIRMENT OF LONG-LIVED ASSETS

The wide spread acceptance of the MI/CT combined technology has caused the demand for non combined MI systems to soften and as a result an evaluation of the recoverability of the carrying amount of long-lived MI system assets, in accordance with SFAS No. 144. An impairment is assessed when the undiscounted expected future cash flow derived from the asset is less than its carrying amount. Management used judgment based upon the most current facts and circumstances when applying these impairment rules.

On September 30, 2004, the Company entered into a lease restructuring agreement with GE Financial Services. Under current accounting standards if a restructure of a lease obligation results in a change in the present value of the lease obligation the present balances of the asset and the obligation shall be adjusted by an amount equal to the difference between the present value of the future minimum lease payments under the revised or new agreement and the present balance of the original obligation. A large portion of these assets were written down to their expected net present value of future cash flows as the result of an asset impairment analysis performed as of June 30, 2004. As a result of the lease restructure, an additional $177,231 was recorded as an impairment loss in the three months ended September 30, 2004.

NOTE 16—GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. However, the Company experienced a net loss for the quarter ended September 30, 2004 of $(458,218), compared to a net loss for September 30, 2003 of $(408,049), and has an accumulated deficit of $(35,026,392) as of September 30, 2004. The Company also became overdue to several of its critical vendors during the fiscal year ended June 30, 2004. The Company was required to restructure its equipment leases with Siemens Financial Services, Inc. (“Siemens”) and GE Healthcare Financial Services, Inc. (“GE”) in order to lower the monthly lease payments until December 31, 2004. However, the Company’s monthly lease obligations to Siemens and GE will resume to full payment commencing January 2005. There is substantial uncertainty with respect to the Company’s ability to resume such full payments in January 2005. The Company has therefore classified the entire amount of the Company’s outstanding lease obligations to Siemens and GE under current liabilities on its consolidated balance sheet.

This net loss, accumulated deficit, and resumption of full payment of its monthly lease obligations to Siemens and GE in January 2005, raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continued existence is dependent upon its ability to resolve its liquidity problems, principally by increasing revenues to cover operating expenses, reducing operating expenses, and obtaining additional equity or debt financing. While pursuing additional equity or debt financing, the Company must continue to operate on limited cash flows generated internally. In the event the Company cannot raise additional debt or equity financing, or increase its revenues and/or decrease its operating expenses, by January 2005 in order to resume full payments to Siemens and GE under the monthly equipment leases, the Company will likely become in default under the lease restructuring agreements with Siemens and GE. In the event of such a default, Siemens and GE would have the right to terminate the Siemens leases and GE leases, respectively; repossess the molecular imaging equipment operated by the Company under the leases; and demand payment for all costs and expenses related to repossessing and reselling the equipment. A default under the Siemens leases and GE leases could also result in a default under the three molecular imaging equipment leases assigned to Ascendant PET Partners-I, LLC (“PET Partners”) in May of 2003. In the event of such a default, PET Partners would also be entitled to repossess their equipment and demand payment for costs and expenses. The Company generates substantially all of its revenue from the operation of the molecular imaging equipment under these leases. The repossession of all or a portion of this molecular imaging equipment would result in the Company’s inability to generate further revenues.

In addition, the Company will be required to raise additional debt or equity capital to add or acquire additional mobile or stationary molecular imaging sites. However, there can be no assurance as to whether, when, or upon what terms the Company will be able to consummate any financing to raise any additional debt or equity capital.

NOTE 17—SUBSEQUENT EVENTS

On October 12, 2004, the Board of Directors appointed Kenneth Frederick as Chief Executive Officer of the Company and entered into an employment agreement with Mr. Frederick. At the time of his appointment, Mr. Frederick was a director of the Company, having been nominated by Dragon Nominees Limited (Dragon) pursuant to the terms of the July 2002 Securities Purchase Agreement between the Company and Dragon. In connection with the employment agreement, the Company has issued Mr. Frederick 250,000 options under the Company’s 1999 Stock Option Plan. The options vest monthly over a period of 12 months and have an exercise price of $.08 per share. The Company also issued Mr. Frederick 900,000 warrants to purchase Company common stock. These warrants also vest monthly over a period of 12 months and have an exercise price of (i) $.08 per share for the purchase of shares 1 to 300,000 vested and purchased; (ii) $0.16 per share for the purchase of shares 300,001 to 599,999 vested and purchased; and (iii) $0.24 per share for the purchase of shares 600,00 to 900,000 vested and purchased.

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

In October 2004, Robert Bush, a director of the Company, notified the Company that he did not intend to stand for re-election as a director at the Company’s upcoming fiscal year 2004 annual stockholders meeting.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

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

Mobile Services. With our mobile imaging business, we integrate MI or MI/CT systems on mobile coaches and enter into multi-year contracts with our clients to provide mobile services for a specified number of days per week. We also provide our customers with technical personnel to operate the equipment and implement the MI procedure under the direction of hospital physicians. In some cases, we also train hospital technical personnel to conduct the MI procedures. Our mobile services allow hospitals, physician groups, imaging center operators and other healthcare providers to access this state-of-the art diagnostic imaging technology conveniently and cost effectively.

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

In November 2004, the Center for Medicare and Medicaid Studies announced a 21% reduction in MI hospital reimbursement rates effective January 1, 2005. Although the effect of this rate reduction is unclear, this could have a negative impact on our revenues derived from our mobile services business model. Our healthcare provider clients on whom we depend for the majority of our revenues under our mobile services business model generally rely on reimbursement from third-party payors. Because unfavorable reimbursement policies may constrict the profit margins of the hospitals and clinics we bill directly under our mobile services business model, we may need to lower our fees to retain existing MI clients and attract new ones. This reduction in MI reimbursement is not applicable to MI services provided in an IDTF and therefore should not adversely impact the revenues we derive under our IDTF business model.

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

The November 2004 Center for Medicare and Medicaid Studies announcement also included a 32% reduction in hospital reimbursement rates for FDG effective January 1, 2005. Although the effect of this rate reduction is unclear, this could have a negative impact on our revenues derived from sale of FDG to third parties.

On September 30, 2004, the Company entered into a Restructuring Agreement (the “GE Restructuring Agreement”) with GE Medical Systems to restructure certain of the Company’s lease obligations for certain molecular imaging equipment. The specific terms of the GE Restructuring Agreement are contained in the Company’s Annual Report for the fiscal year ended June 30, 2004. As discussed below, during the three months ended September 30, 2004, the Company recorded an impairment charge of $177,231 related to the write down of the leased equipment subject to the GE leases.

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

Revenue Recognition

Service revenues are recognized when services are rendered. Service revenues from third party payors are reported at net realizable amounts. Revenue under third party payor agreements is subject to adjustment. Provisions for estimated third party payor settlements are provided in the period the related services are rendered and are based on final settlement history. Differences between estimated amounts and accrued and interim and final settlements are reported in operations in the period of settlement.

Recent Accounting Pronouncements

There are no recent accounting pronouncements that affect the Company in the recent quarter.

Results of Operations

Three Months Ended September 30, 2004

Service revenues for the three months ended September 30, 2004 were $5,018,076, compared to service revenues for the three months ended September 30, 2003 of $5,624,237. Approximately $400,000 of this $606,161 decline in service revenues is attributable to the election by many of our customers over the course of 2004 to buy FDG direct from third party suppliers instead of including the FDG in the price of the service as they did during the quarter ending September 30, 2003. Because our sale of FDG to customers during the quarter ending September 30, 2003 was largely a pass through of costs, our gross profit percentage for the quarter ending September 30, 2004 also increased, as discussed below. The remaining decline in service revenues was attributable to our discontinuation of service in two locations due to the nonpayment of monies owed to the Company for services performed at those locations. We were not able to secure contracts to fully replace the revenue lost from those two locations.

Our cost of service revenues for the three months ended September 30, 2004 were $2,806,156, compared to $3,472,017 for the three months ended September 30, 2003. The cost of service revenues represents salaries paid to technologists and drivers, system maintenance, transportation, FDG, depreciation and insurance on our mobile MI systems.

Depreciation expense decreased in the three months ended September 30, 2004, mainly due to the impairment charge we took last year, which reduced the asset value and the corresponding depreciation, however, this was offset by a change in the estimated lives of some of the leased scanners during the year ended June 30, 2004. Our cost of capital equipment service contracts and repairs decreased during the three months ended September 30, 2004 over the three months ended September 30, 2003 due to the termination of certain maintenance contracts that were replaced with time and materials service. Our FGD (glucose injections) costs decreased in the quarter as more of our customers now buy directly from the suppliers.

The resulting services gross profit percentage increased from 38.3% for the three months ended September 30, 2003, to 44.1% for the three months ended September 30, 2004, primarily for the following reasons:

Gross profit percentage for the three months ended September 30, 2003	38.3%
Personnel costs	(0.5)
Depreciation expense	1.0
Capital equipment rental	0.1
Capital equipment service contracts and repairs	0.4
FDG (glucose injection)	4.9
Other	(0.1)
Gross profit percentage for the three months ended September 30, 2004	44.1%

Selling and marketing expenses increased by 22% from $284,459 for the three months ended September 30, 2003, to $346,691 for the three months ended September 30, 2004. Actual expenditures for selling and marketing expenses for the period ended September 30, 2003 were $384,459, offset by a $100,000 manufacturer’s co-op promotion credit as a result of the PET/CT system purchase. Setting aside the impact of the co-promotion credit, selling and marketing expenditures decreased $37,768 for the three month ended September 30, 2004 versus the three months ended September 30, 2003. The decrease was the result of a reduction in personnel cost and travel cost, offset by a slight increase in spending in trade shows and marketing communications.

General and administrative expenses decreased by 6% from $1,598,534 for the three months ended September 30, 2003, to $1,503,422 for the three months ended September 30, 2004. This decrease was due mainly to costs associated with savings in personnel cost, travel and professional fees.

We recorded an asset impairment loss of $(177,231) for the three months ended September 30, 2004 as a result of the restructure lease arrangement with GE. Under current accounting standards if a restructure of a lease obligation results in a change in the present value of the lease obligation the balances of the asset and the obligation are adjusted by an amount equal to the difference between the present value of the future minimum lease payments under the revised or new agreement and the balance of the obligation at the date of the change in terms. A large portion of these assets were written down to the net present value of cash flows as the result of an asset impairment analysis performed as of June 30, 2004. An additional impairment charge of, $(177,231) of the adjusted asset value was written off as a result of the restructuring of the lease arrangement during the three months ended September 30, 2004.

Our income from operations decreased by $115,549 from $269,227 for the three months ended September 30,2003, to $153,678 for the three months ended September 30, 2004 as a result of the $(177,231) impairment charge and the changes described above.

Interest expense was $681,382 for the three months ended September 30, 2003, and $688,075 for the three months ended September 30, 2004.

Net loss for the three months ended September 30, 2004 was $(458,218), compared to a net loss of $(408,409) for the three months ended September 30, 2003.

Focusing On Our Core Business

We intend to focus our efforts to increase utilization of our existing units to achieve operational profitability. As discussed above, we are also working with existing customers to convert them to “Independent Diagnostic Testing Facilities” (“IDTF”), which are currently eligible for higher reimbursement rates from third party payors.

One measure that management uses to evaluate our progress is average revenues per weekday for all operating units. We calculate average revenues per weekday for all units by dividing total weekday revenues by the number of weekdays in the relevant period, excluding holidays. We exclude Saturdays from this calculation since not all of our units are scheduled for Saturday service. For reasons described above, for the three months ended September 30, 2004, our average revenues per weekday for all units decreased to approximately $78,522, from average revenues per weekday for all units of approximately $89,271 for the three months ended September 30, 2003. Our future revenues will principally be a function of the number of operating units in service, the volume of patient procedures and the fees earned per procedure.

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

Liquidity and Capital Resources

Our primary source of liquidity is cash from ongoing operations. However, since our inception we have incurred significant losses which we have financed primarily through the sale of equity securities. Through September 30, 2004, we have an accumulated deficit of $(35,026,392).

At September 30, 2004, our total assets were $17,998,778, compared to $19,022,152 at June 30, 2004. The decrease was primarily the result of a decrease in net property and equipment as a result of depreciation expense for the period. Our current assets at September 30, 2004 totaled $3,587,128 and our current liabilities were $21,737,822, compared to current assets of $3,645,397 and current liabilities of $22,440,049 at June 30, 2004. Our current liabilities exceed current assets because, under Generally Accepted Accounting Principles, we are required to record as a current liability our capital lease obligations due within the next twelve months. As discussed in Note 11—Commitments, several of our units are also financed under non-cancelable operating leases that are not recorded as liabilities until the monthly payment is due. Our current assets, on the other hand, include only those accounts receivable that are outstanding from service revenues recognized and typically represent 30 to 60 days of service revenues. Stockholders’ deficit increased to $(3,986,458) at September 30, 2004, from $(3,528,240) at June 30, 2004, due primarily to the net loss of $(458,218).

We operate in a capital intensive industry. In order to provide services we are required to obtain and maintain expensive equipment. We have secured that equipment from two primary vendors, Siemens Medical Systems and GE Medical Systems, and financed its purchase through lease arrangements with affiliate entities. During the fiscal year ended June 30, 2004, we defaulted on our lease obligations to Siemens and to GE. We entered into a restructuring agreement with Siemens in June 2004. We subsequently entered into a restructuring agreement with GE in September 2004. Copies of the restructuring agreements and a description of their terms is included in our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004. The restructuring agreements each reduced the aggregate lease payments by 30 to 50% from the period extending from November 2003 to December 2004. We are required under the terms of the current restructuring agreements to commence full lease payments commencing in January 2005. We will need to increase cash flow from operations in order to meet those higher lease payments, or attempt to further restructure the lease payments. Although we have begun discussions with Siemens and GE to further restructure the lease obligations, there is no present agreement in place with either Siemens or GE to further restructure these obligations, and there can be no assurances that Siemens and GE will agree to any such restructuring.

We need to raise additional capital in order to meet our ongoing cost of operations. In addition, we will be required to raise additional capital in the future if we are to add or acquire additional mobile units or stationary sites. We do not have any debt or credit facility available in place at this time. We are actively exploring various financing alternatives. However, there can be no assurance as to whether, when, or upon what terms the Company will be able to consummate any financing.

Risks Related to Our Business

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

We have incurred significant losses since our formation. We may not be able to generate sufficient revenues to fund continuing operations or achieve sustained profitability.

We May Not Be Able to Continue as a Going Concern as Our Funds Are Insufficient to Fund Our Current Operations

Peterson & Co., LLP our independent auditors, have included a going concern modification in their audit opinion on our consolidated financial statements for the fiscal year ended June 30, 2004 in our Form 10KSB filed with the Securities and Exchange Commission, which states that:

“The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 18 to the financial statements [See Item 7 of Form 10KSB], the Company has suffered recurring losses from operations and a net capital deficiency that raise substantial doubt about is ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 18 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty”

We do not expect our cash position as of the date of this report to fund our operations under our current operating plan. We are assessing our ability to raise additional capital through equity offerings, debt financing and other financing vehicles, but we cannot assure you that sufficient funds will be available to us on terms that we deem acceptable, if they are available at all. The inclusion of a going concern modification in Peterson & Co., LLP’s audit opinion may materially and adversely affect our stock price and our ability to raise new equity or debt capital.

Our financial statements for fiscal year 2004 have been prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have not made any adjustments to our financial statements as a result of the going concern issue. If we cannot continue as a going concern, we may have to liquidate our assets and we may receive significantly less than the values at which they are carried on our financial statements. Any shortfall in the proceeds from the liquidation of our assets would directly reduce the amounts that holders of our common stock could receive in liquidation.

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

Additionally, as discussed above, the Company has entered into the Siemens Restructuring Agreement and the GE Restructuring Agreement. Should the Company default under the Siemens Restructuring Agreement or the GE Restructuring Agreement, Siemens and GE would have the right to terminate the Siemens Leases and GE Leases, respectively; repossess the molecular imaging equipment operated by the Company under the leases; and demand payment for all costs and expenses related to repossessing and reselling the equipment. A default under the Siemens Restructuring Agreement or GE Restructuring Agreement could also result in a default under the three molecular imaging equipment leases assigned to Ascendant PET Partners-I, LLC (“PET Partners”) in May of 2003. In the event of such a default, PET Partners would also be entitled to repossess the equipment and demand payment for costs and expenses. The Company generates substantially all of its revenue from the operation of the molecular imaging equipment under the Siemens Leases, GE Leases and PET Partners leases. The repossession of all or a portion of the molecular imaging equipment under these leases would result in the Company’s inability to generate further revenues and, therefore, would have a material adverse affect on the Company’s operations and its ability to continue as a going concern.

We will need to obtain additional financing and if we are unable to obtain it our business may fail.

Our capital requirements associated with our operations have been and will continue to be substantial. Our available short-term assets and investment income are insufficient to meet our operating expenses and capital expenditures through the current fiscal year. Even if additional investment is obtained, insufficient funds may prevent us from implementing our business strategy or may require us to delay, scale back or eliminate certain contracts for the provision of MI services. We cannot assure you that we will be able to obtain additional financing when needed, or that, if available, such financing will be on terms acceptable to us. In any such financing, the interests of our existing security holders could be substantially diluted. If adequate funds are either not available or not available on acceptable terms, our business, revenues, financial condition and results of operations will suffer. If we raise additional funds through the issuance of equity or convertible securities, the percentage ownership of our stockholders will be reduced. Moreover, any newly issued securities may have powers, preferences and rights that are senior to those of the rights of our common stock. Also, our ability to raise additional funds through the issuance of equity or convertible securities is restricted by our number of authorized shares and may be restricted by certain covenants, including, without limitation, a right of first refusal to purchase any new securities issued by the Company, contained in the July 2002 private placement agreements.

We have a single stockholder with a large concentration of shares that will be able to exert significant influence over matters requiring stockholder approval, including change of control transactions.

Ivan Bradbury beneficially owns a significant amount of our Common Stock, as well as warrants to purchase our Common Stock, and all of our outstanding Series C Convertible Preferred Stock. Based upon a review of filings made by Mr. Bradbury with the SEC, on a fully diluted basis, Mr. Bradbury beneficially owns approximately 38% of our common equity. This concentration of shares allows Mr. Bradbury, and his nominee Dragon Nominees Limited, to exert influence over matters requiring stockholder approval. This concentration of ownership may also delay or prevent a change of control of our company or reduce the price investors might be willing to pay for our common stock. Additionally, Dragon has certain rights under the July 2002 Securities Purchase Agreement, including the right to appoint a nominee to the Company’s Board of Directors, and a right of first refusal to purchase additional securities offered by the Company. The interests of Mr. Bradbury may conflict with the interests of other holders of our common stock.

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

We may not be able to renew or maintain our client contracts that would result in a loss of revenue.

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

In September 2004, Paul Crowe, founder of the Company, resigned his position as Chairman of the Board, Chief Executive Officer, and as a Director. In October 2004, the Company appointed Kenneth Frederick as its new Chief Executive Officer. The appointment of a new Chief Executive Officer could be expected to have a significant impact upon the operations, earnings and prospects of the Company.

We depend on a small number of suppliers, the loss of which would adversely affect our business.

We obtain our MI and MI/CT systems from a limited group of qualified suppliers: CTI Molecular Imaging; Siemens Medical Systems, Inc.; and GE Medical Systems. To date, we have leased substantially all of our systems from Siemens and GE. From time to time, we have been in default under those leases and we have recently negotiated reduced terms with Siemens and GE. There is no assurance that Siemens or GE will continue to lease to us on the future on favorable terms, or on any terms at all. While there are alternative suppliers for the MI and MI/CT systems, there can be no assurance that any supplier could be replaced in a timely manner, or that the alternative systems and service contracts would be sufficient to allow us to effectively and economically service our clients. Any interruption in the supply and/or delivery of the MI or MI/CT systems could materially harm our ability to expand our revenues and thereby adversely affect our financial condition and results from operations. In addition, the small number of potential suppliers may adversely impact the Company’s ability to negotiate the most favorable terms.

The most commonly used radiotracer is fluorodeoxy glucose (FDG). We obtain FDG from multiple sources including our own cyclotron facility; however, FDG is highly perishable and we may not have multiple sources for each of our operating sites or routes. Any interruption in the supply and/or delivery of FDG could materially harm our ability to expand out revenues and thereby adversely affect our financial condition and results of operations.

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

As of the date of this report, we have five IDTFs, one of which is stationary and four of which are mobile. We are actively working with third parties to develop additional stationary and mobile imaging centers that we will operate as IDTFs. These imaging centers are identified and selected based on input from hospital administrators, imaging center operators or physician groups who want to offer MI on their campus. We analyze the marketplace demographics, local competition, tumor board statistics, referring physician demographics and the availability of an on-site MI champion to increase the vitality of the MI service. As permitted under state and federal laws, we may also partner with third parties in the development and operation of these stationary imaging centers, as we have done with The Regents of the University of California for our stationary imaging center in San Diego, California. We anticipate that these partnerships would be in the form of a limited liability company or similar legal entity in which we would have a majority ownership, control and management rights.

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

The success of our IDTF model will also depend on our ability to select quality partners who can assist in the development and operation of those imaging centers and our ability to execute and implement agreements with such third parties that will protect our rights with respect to the management and operation of these imaging centers. While we will use our experience to select quality business partners, there can be no assurance that such partners will act in our best interest, or that our agreements with such partners will adequately protect our rights in the event of a dispute with such partners. The federal and state laws and regulations described below also impact our ability to partner with third parties for the development and operation of IDTF imaging centers, and any changes in such laws, or changes in the interpretations of such laws, could restrict our ability to enter into such partnerships. Also, the failure by such partners to comply with the applicable state and federal laws and regulations described above could result in penalties, damages, fines or a curtailment in our operations which could adversely affect our ability to operate our business.

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

We completed the purchase of the cyclotron in August of 2003 and have a very limited operating history with respect to the cyclotron. To date, we have produced only a limited amount of FDG for sale to third parties, and have produced only a limited amount of FDG for our own use. Although our officers and employees have substantial business experience in the MI industry and the healthcare industry generally, and we have retained skilled and qualified employees, consultants and a third party pharmaceutical distribution company to assist us with the day-to-day operation of the cyclotron and delivery of FDG, there can be no assurances that our cyclotron operations will be successful. The operation of the cyclotron and delivery of FDG is also subject to local, state and federal licensing and permitting requirements. Although we have retained a consultant to assist us with this licensing and permitting, and have contracted with a third party for the distribution of the FDG, any failure to maintain these licenses and permits, or retain the third party pharmaceutical distribution company under the terms of the agreement, could have a material adverse impact on our operations.

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

Our MI services are generally purchased by hospitals, which then seek reimbursement from various third-party payers, such as government programs, and private insurance plans, for the procedures conducted using the MI system. Third party payers carefully review, and are increasingly challenging, the prices charged for medical products and services, and scrutinizing whether to cover new products and evaluating the level of reimbursement for covered products. While we believe that the hospitals using the MI system have generally been reimbursed, payers may deny coverage and reimbursement for the MI system if they determine that the device was not reasonable and necessary for the purpose for which it was used, was investigational or not cost-effective. As a result, we cannot assure that reimbursement from third-party payers for use of the MI system will be available or, if available, that reimbursement will not be limited. If third-party reimbursement of these procedures is not available, it will be more difficult for us to offer our services on a profitable basis.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company is involved in various claims and disputes arising in the ordinary course of business. These may be claims in which third parties are seeking monetary damages and other relief from the Company, or in which the Company may seek to collect money for services rendered or enforce the provisions of its service agreements. The amount of the liability, if any, from such claims cannot be determined with certainty. The Company is not currently a party to any pending legal proceeding, and is not aware of any threatened proceeding that may have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

ITEM 2. CHANGES IN SECURITIES

Changes in Securities.

On October 12, 2004 in connection with Mr. Frederick’s employment agreement the Company issued Mr. Frederick 900,000 warrants to purchase Company common stock. These warrants vest monthly over a period of 12 months and have an exercise price of (i) $.08 per share for the purchase of shares 1 to 300,000 vested and purchased; (ii) $0.16 per share for the purchase of shares 300,001 to 599,999 vested and purchased; and (iii) $0.24 per share for the purchase of shares 600,00 to 900,000 vested and purchased. The warrants expire on October 12, 2014. On October 20, 2004, in connection with Mr. Frederick’s three months of service on the Board and a committee of the Board before becoming our Chief Executive Officer, the Company issued Mr. Frederick 18,750 warrants to purchase Company common Stock. These warrants also vest monthly over a period of 12 months and have an exercise price of $.09 per share. The warrants expire on October 20, 2014. These warrants were issued in reliance upon Section 4(2) of the Act.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit 31.1—Certification of Kenneth C. Frederick, Chief Executive Officer

Exhibit 31.2—Certification of Dennis M. Mulroy, Chief Financial Officer

Exhibit 32—Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

Form 8-K was filed with the SEC on September 13, 2004 regarding the resignation of Paul J. Crowe.

Form 8-K was filed with the SEC on October 5, 2004 regarding the lease restructuring with GE Medical Systems, Inc.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOLECULAR IMAGING CORPORATION a Delaware corporation

By:	/s/ DENNIS M. MULROY
Dennis M. Mulroy, Chief Financial Officer

Date: November 22, 2004